Form 10-Q
period 2005-06-30
Edgen Corp
filed 2005-08-12
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333–124543

EDGEN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3908690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18444 Highland Road
Baton Rouge, Louisiana	70809
(Address of principal executive offices)	(Zip Code)

225-756-9868

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b–2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 2,681,564 shares of Class A Common Stock outstanding as of August 11, 2005.

There were no shares of Class B Common Stock outstanding as of August 11, 2005.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004, the period February 1, 2005 to June 30, 2005, the period January 1, 2005 to January 31, 2005, and the six months ended June 30, 2004 (unaudited)
Condensed Consolidated Statement of Shareholders’ Equity (Deficit) as of June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Cash Flows for the period February 1, 2005 to June 30, 2005, the period January 1, 2005 to January 31, 2005, and the six months ended June 30, 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Disclosure Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$310,149	$134,299
Accounts receivable—net of allowance for doubtful accounts of $67,352 and $658,675	40,371,052	31,750,990
Inventory	80,278,015	57,960,261
Income tax receivable	429,106	2,601,312
Prepaid expenses and other current assets	1,242,208	1,049,274
Deferred tax asset	8,708,022	9,280,850

Total current assets	131,338,552	102,776,986
PROPERTY, PLANT AND EQUIPMENT—net	11,636,067	10,422,777
GOODWILL AND OTHER INTANGIBLES	37,546,297	6,518,093
DEFERRED FINANCING COSTS	6,772,084	35,272

TOTAL	$187,293,000	$119,753,128

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Managed cash overdrafts	$561,306	$1,361,404
Accounts payable	27,328,161	19,017,837
Accrued expenses and other current liabilities	10,087,328	6,375,597
Current portion of long-term debt	—	7,229,553

Total current liabilities	37,976,795	33,984,391
DEFERRED TAX LIABILITY	1,404,136	890,980
LONG-TERM DEBT	118,992,268	40,653,230

Total liabilities	158,373,199	75,528,601

Mandatorily redeemable preferred stock, $.01 par value, 372,644 shares authorized and designated; 367,644 shares plus accrued dividends issued and outstanding, Series A	—	51,978,809
Mandatorily redeemable preferred stock, $.01 par value, 10,000 shares authorized, issued, and outstanding, Series B	—	4,000,000

Total mandatorily redeemable preferred stock	—	55,978,809

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock – Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated; 21,600 shares issued and outstanding as of June 30, 2005	765,216	—
Common stock—Class A, $.01 par value, 6,000,000 shares authorized; 2,681,564 and 4,307,880 shares issued and outstanding as of June 30, 2005 and December 31, 2004	26,816	43,079
Common stock—Class B, $.01 par value, 505,512 shares authorized, issued, and outstanding at December 31, 2004	—	5,055
Unearned stock-based compensation	(269,833)	—
Paid-in capital	24,254,533	22,578,191
Retained earnings (deficit)	4,143,069	(31,742,997)
Less treasury stock 570,300 shares—at cost at December 31, 2004	—	(2,637,610)

Total shareholders’ equity (deficit)	28,919,801	(11,754,282)

TOTAL	$187,293,000	$119,753,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2004
SALES	$74,393,557	$54,041,006	$120,288,283	$18,944,787	$96,872,469

COST OF SALES	57,828,189	40,294,398	93,626,875	14,153,065	73,836,974

Gross profit	16,565,368	13,746,608	26,661,408	4,791,722	23,035,495

OPERATING EXPENSES:

Yard and shop expense	1,234,242	1,205,324	2,002,757	389,928	2,175,481

Selling, general, and administrative expense	6,840,948	6,162,610	11,032,158	13,974,331	11,213,510
Depreciation and amortization expense	608,711	606,870	1,086,650	200,644	1,203,976

Total operating expenses	8,683,901	7,974,804	14,121,565	14,564,903	14,592,967

INCOME (LOSS) FROM OPERATIONS	7,881,467	5,771,804	12,539,843	(9,773,181)	8,442,528

OTHER INCOME (EXPENSE):

Other income (expense)	67,808	14,668	74,520	(49,886)	35,151

Interest expense	(3,022,985)	(904,945)	(4,958,409)	(333,288)	(1,628,025)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	4,926,290	4,881,527	7,655,954	(10,156,355)	6,849,654

INCOME TAX EXPENSE (BENEFIT)	1,737,909	1,951,232	2,747,885	(1,916,508)	2,739,862

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,188,381	2,930,295	4,908,069	(8,239,847)	4,109,792

PREFERRED DIVIDEND REQUIREMENT	464,100	551,466	765,000	189,949	1,102,932

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$2,724,281	$2,378,829	$4,143,069	$(8,429,796)	$3,006,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock	Class A Common Stock	Class B Common Stock	Paid-In Capital	Unearned Stock-based Compensation	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR

Balance - December 31, 2004	$—	$43,079	$5,055	$22,578,191	$—	$(31,742,997)	$(2,637,610)	$(11,754,282)

Preferred dividend requirement	—	—	—	—	—	(189,949)	—	(189,949)

Net loss	—	—	—	—	—	(8,239,847)	—	(8,239,847)

Balance - January 1, 2005	$—	$43,079	$5,055	$22,578,191	$—	$(40,172,793)	$(2,637,610)	$(20,184,078)

SUCCESSOR

Balance - February 1, 2005	$—	$—	$—	$—	$—	$—	$—	$—

Issuance of Class A common stock	—	24,000	—	2,376,000	—	—	—	2,400,000

Issuance of Series A preferred stock	216	—	—	21,599,784	—	—	—	21,600,000

Net income	—	—	—	—	—	4,908,069	—	4,908,069

Issuance of stock based compensation	—	2,816	—	278,749	(281,565)	—	—	—

Amortization of stock-based compensation	—	—	—	—	11,732	—	—	11,732

Preferred dividend requirement	765,000	—	—	—	—	(765,000)	—	—

Balance - June 30, 2005	$765,216	$26,816	$—	$24,254,533	$(269,833)	$4,143,069	$—	$28,919,801

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor	Predecessor
	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,908,069	$(8,239,847)	$4,109,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,086,650	200,644	1,203,976
Amortization of deferred financing costs	515,813	35,272	139,485
Provision for doubtful accounts	160,950	26,700	160,216
Stock-based compensation expense	11,732	—	—
Inventory fair value purchase price adjustment	1,240,855	—	—
Deferred income tax expense	368,458	—	—
Gain on sale of property, plant and equipment	(1,508)	—	—
Changes in operating assets and liabilities, net	(22,689,414)	12,226,056	(11,444,881)

Net cash (used in) provided by operating activities	(14,398,395)	4,248,825	(5,831,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation, net of cash acquired	(120,952,320)	—	—
Purchase of property, plant and equipment	(581,986)	(4,079)	(384,486)
Proceeds from the sale of capital assets	—	3,000	—

Net cash used in investing activities	(121,534,306)	(1,079)	(384,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(22,837)	(232,072)	(716,678)
Proceeds from issuance of long-term debt	105,000,000	—	1,500,000
Proceeds from debt issuance—net of payments under revolving credit agreement	13,992,278	116,438	4,280,579
Deferred financing costs	(7,287,897)	—	(1,287,275)
Issuance of common stock	2,400,000	—	—
Issuance of preferred stock	21,600,000	—	—
Increase (decrease) in managed cash overdraft	561,306	(1,361,404)	(523,671)

Net cash provided by (used in) financing activities	136,242,850	(1,477,038)	3,252,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310,149	2,770,708	(2,962,943)
CASH AND CASH EQUIVALENTS (Beginning of period)	—	134,299	3,124,606

CASH AND CASH EQUIVALENTS (End of period)	$310,149	$2,905,007	$161,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Edgen Corporation (“Edgen” or the “Company”), formerly TPS Holdings, Inc. a Nevada corporation, was formed on November 30, 2000. Through its wholly owned subsidiaries, Edgen Alloy Products Group, L.L.C. (“Edgen Alloy”), Edgen Carbon Products Group, L.L.C. (“Edgen Carbon”), and Edgen Canada Inc. (“Edgen Canada”), Edgen distributes and sells prime carbon steel pipe, alloy grade pipe, fittings and flanges, and provides services for the applications of such pipe and steel products. The Company has no assets or operations independent of its wholly owned subsidiaries.

On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105 million aggregate principal amount of 9 7/8% senior secured notes due 2011 and from an equity investment from funds managed by Jefferies Capital Partners and certain members of Edgen management. Concurrently with the purchase, Edgen entered into a new $20 million senior secured revolving credit facility.

Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the old notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the old notes, the equity investment, the related financing transactions and the merger collectively as the “Transactions.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

Basis of Presentation—The condensed consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Edgen and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

In accordance with GAAP, we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the other Transactions, which were consummated simultaneously with the acquisition of the Predecessor. There were no material changes to the operations or customer relationships of the business as a result of the acquisition of the Predecessor.

Interim Financial Information—Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2004 included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-124543) as filed with the Securities and Exchange Commission on June 14, 2005.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) which are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

2. ACQUISITION OF EDGEN CORPORATION

As described in Note 1, on February 1, 2005, Edgen Acquisition Corporation purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of certain fees and expenses. The acquisition was funded with (i) proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 ( the “Notes”), (ii) from an equity investment from funds managed by Jefferies Capital Partners and certain members of Edgen management and (iii) a payable to the sellers of $2,317,921 upon receipt of certain income tax refunds for the remainder of the purchase price.

As of June 30, 2005, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on February 1, 2005. The preliminary purchase price allocation as of June 30, 2005 includes the following:

Accounts receivable	$29,733,590
Inventory	63,097,410
Other current assets	18,300,773
Property, plant and equipment	12,110,055
Goodwill	37,527,549
Other assets	109,416
Accounts payable	(25,335,643)
Accrued expenses and other current liabilities	(12,959,496)
Deferred tax liability	(1,608,507)
Long-term debt	(22,828)

Purchase price (net of cash received of $3,582,737)	$120,952,319

If the acquisition and related transactions would have taken place at the beginning of each period, net income would have been reduced by approximately $374,000, $1,819,000 and $3,261,000 for the period January 1, 2005 to January 31, 2005 and the three and six months ended June 30, 2004, respectively, as a result of interest expense associated with the $105.0 million in Notes issued in connection with the acquisition. There would have been no impact to revenue for the period January 1, 2005 to January 31, 2005 and the three and six months ended June 30, 2004.

3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt and credit arrangements consisted of the following at June 30, 2005 and December 31, 2004:

	Successor	Predecessor
	June 30, 2005	December 31, 2004
9 7/8% Senior Secured Notes	$105,000,000	$—
New revolving credit facility	13,992,268	—
Old revolving credit loans	—	39,608,998
Various notes and capital leases	—	8,273,785

Total	118,992,268	47,882,783
Less current portion	(—)	(7,229,553)

Long-term debt	$118,992,268	$40,653,230

Senior Secured Notes

On February 1, 2005, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011. The proceeds from the issuance of the Notes were used to retire substantially all of the Company’s long-term debt under its existing revolving credit facility and certain other notes and loans on February 1, 2005. Interest accrues on the Notes at the stated rate semi-annually and is payable in arrears on each February 1 and August 1, beginning on August 1, 2005.

The Company may redeem some or all of the Notes at any time prior to February 1, 2008 at a make-whole redemption price set forth in the terms of the Notes. On or after February 1, 2008, the Company may at its option, redeem some or all of the Notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

On or after:
February 1, 2008	104.938%
February 1, 2009	102.469%
February 1, 2010	100.000%

In addition, at any time prior to February 1, 2007, the Company may redeem up to 35% of the aggregate principal amounts of the Notes issued under the indenture at a price equal to 109.875% of their principal amount, plus accrued and unpaid interest, to the date of redemption with the net cash proceeds of certain equity offerings. The terms of the Notes also contain certain change in control and sale of asset provisions where the holders of the Notes have the right to require the Company to repurchase all or any part of the Notes at an offer price in cash equal to 101% and 100%, respectively, of their principal amount, plus accrued and unpaid interest, to the date of the repurchase.

All of the Company’s domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. The Notes and the related guarantees are secured by a lien on substantially all of the Company’s assets and the assets of our existing and future domestic restricted subsidiaries in including inventory, accounts receivable, lockboxes, deposit accounts, securities accounts and financial assets and certain related assets. The Notes are subordinate to our new revolving credit facility to the extent of the value of such assets.

There are no significant restrictions on the Company’s ability and the ability of the subsidiary guarantors to obtain funds from the Company’s and the subsidiary guarantors’ respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for the Company’s subsidiaries because management has determined that they would not be material to investors. The Company’s management has determined that Edgen Canada, the only subsidiary that is not a guarantor of the Notes, is a “minor” subsidiary as that term is used in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Revolving Credit Facility

In connection with the Transactions, Edgen entered into a new $20 million senior secured revolving credit facility (the “New Credit Agreement”) with GMAC Commercial Finance LLC (GMAC CF), replacing its $55.5 million revolving credit agreement. The New Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the New Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF less 0.50% per annum (5.50% as of June 30, 2005), or (ii) a Eurodollar rate based on LIBOR plus 1.50% per annum (4.80% as of June 30, 2005). The Company must also pay a monthly facility fee of 0.05% per annum on the unused portion of the maximum revolving amount.

The New Credit Agreement is guaranteed by all of our domestic subsidiaries and is secured by a first priority security interest in all of the Company’s domestic subsidiaries’ working capital assets and a second priority security interest in all of the Company’s domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our subsidiaries).

In addition, the New Credit Agreement contains various affirmative and negative covenants, including limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets.

4. MANDATORILY REDEEMABLE PREFERRED STOCK

In connection with the Transactions on February 1, 2005, all mandatorily redeemable preferred stock was redeemed (See Note 1).

5. SHAREHOLDERS’ EQUITY

Common Stock—The Class B Common Stock is identical to Class A Common Stock, except that the Class B Common Stock is non-voting. The Class B Common Stock is exchangeable at any time at the option of the holder thereof, pursuant to terms of a certain agreement between such holder and Edgen, into shares of Class A Common Stock on a one-for-one basis.

Preferred Stock—The holders of Series A Preferred Stock, $.01 par value, are entitled to receive annual dividends when, as and if, declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 8.5%, compounding annually, and are payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events including a public offering, the sale of substantially all the assets of the Company or a change in control, the Series A Preferred Stock can be redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends.

Stock Options—In December 1998, the shareholders of the Company approved a stock option plan to provide stock options as incentives and rewards for employees of the Company. Under the stock option plan, a maximum of 500,000 shares of the Company’s Class A Common Stock could be granted. In connection with the Transactions, the Company’s stock option plan and all outstanding stock options were cancelled on February 1, 2005.

On February 1, 2005, 281,565 shares of restricted stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan (the “Plan”). Vesting of the restricted stock is based on either time or a combination of performance and time. The time-based vesting schedule is generally 20% per year over a five year period subject to the holder’s continued employment with the Company. Restricted stock grants that use a vesting schedule that combines performance and time will generally vest 10% per year over five years subject to continued employment with the Company plus an additional 10% or more per year for each year that the Company achieves certain performance goals as determined by the board of directors. Performance based restricted stock is cumulative so if the performance goals are achieved in any year of the five year period, all restricted stock subject to the performance criteria for that year and prior years will vest. If the performance goals are not achieved within five years of the grant date, the restricted stock subject to the performance goals is forfeited. Upon a change in control, all restricted stock subject to time based vesting will fully and immediately vest. For the three months ended June 30, 2005 and the period February 1, 2005 to June 30, 2005, the statement of operations includes $7,039 and $11,732 of stock-based compensation expense, respectively. As of June 30, 2005, $269,833 of unearned compensation is reflected as a contra-equity account on the statement of shareholders’ equity (deficit).

6. SEGMENT INFORMATION

Edgen markets and distributes specialty pipe, fittings and flanges made of highly engineered prime carbon and alloy steel. Edgen distributes its products primarily to companies operating within the oil and gas production and transmission, the process/petrochemical and the power generation industries. Edgen aggregates its operations into two reportable segments: alloy products and carbon products.

The alloy products segment distributes specialty steel pipe and components for use in environments that are highly corrosive, extremely high or low temperature and/or involve high pressures. These products are sold primarily to the process/petrochemical and power generation industries.

The carbon products segment distributes specialty carbon steel pipe and components primarily for use in high pressure and/or abrasive environments. The primary industries served are natural gas transmission and distribution, offshore fabrication and mining.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Edgen evaluates performance based on profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations.

The following table presents the financial information for each reportable segment:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2004
Sales:
Alloy Products	$18,951,766	$13,242,002	$32,960,417	$4,214,009	$25,594,750
Carbon Products	55,441,791	40,799,004	87,327,866	14,730,778	71,277,719

	$74,393,557	$54,041,006	$120,288,283	$18,944,787	$96,872,469

Operating Income (Loss):
Alloy Products	$3,477,244	$1,262,911	$5,708,856	$959,632	$2,924,447
Carbon Products	6,800,148	6,402,843	10,495,695	1,980,553	9,288,608
General Corporate	(2,395,925)	(1,893,950)	(3,664,708)	(12,713,366)	(3,770,527)

	$7,881,467	$5,771,804	$12,539,843	$(9,773,181)	$8,442,528

Capital Expenditures:
Alloy Products	$52,090	$122,658	$104,923	$—	$161,733
Carbon Products	144,171	34,436	158,135	4,079	65,857
General Corporate	292,339	125,242	318,928	—	156,896

	$488,600	$282,336	$581,986	$4,079	$384,486

Depreciation and Amortization:
Alloy Products	$49,552	$42,826	$215,726	$14,935	$86,494
Carbon Products	245,002	241,429	411,030	80,338	473,972
General Corporate	314,157	322,615	459,894	105,371	643,510

	$608,711	$606,870	$1,086,650	$200,644	$1,203,976

	Successor	Predecessor	Predecessor
	As of
	June 30, 2005	December 31, 2004	June 30, 2004
Total Assets:
Alloy Products	$31,087,969	$26,324,510	$29,146,445
Carbon Products	99,773,964	79,177,069	79,837,734
General Corporate	56,431,067	14,251,549	5,933,986

	$187,293,000	$119,753,128	$114,918,165

7. INCOME TAXES

For the period February 1, 2005 to June 30, 2005 and the period January 1, 2005 to January 31, 2005, the Company’s effective tax rate was approximately 32% and (19%), respectively, as compared to approximately 40% for the six months ended June 30, 2004. The income tax payable and effective tax rate for the period February 1, 2005 to June 30, 2005 was impacted by a deferred tax liability related to a purchase price allocation adjustment to inventory which is being reduced in the period the inventory is sold. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 reflects the net loss incurred in that period as a result of Transaction-related expenses, which may not be fully deductible for income tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and related notes thereto included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Forward-Looking Statements” below.

Overview

Background

We are a leading global distributor of specialty steel pipe, fittings and flanges for use in niche applications, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects as well as expansions of infrastructure and development projects. We offer our customers significant breadth in our product offering and consistently provide products that may not otherwise be available on a quick-response basis in quantities that are usable by customers. The depth and breadth of our inventory positions us as a leading distributor of difficult-to-find, specialty products.

The Company has two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges that are principally used in high-yield, high-tensile applications in the oil and gas, offshore construction and mining industries.

We were founded in 1983 as Thomas Pipe and Steel, Inc. and since 1996, we have grown significantly from one location to our current 16 locations through six add-on acquisitions and three greenfield start-up locations. As of June 30, 2005, we operate in 16 locations, including 15 in the United States, and one in Canada. We also conduct European operations through an exclusive full-time sales agent in Scotland.

Predecessor and Successor

On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners, entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of 9 7/8% Senior Secured Notes due 2011, which we refer to as the senior secured notes as well as an equity investment from funds managed by Jefferies Capital Partners and certain members of management of Edgen Corporation.

Concurrently with the acquisition and the issuance of the Senior Secured Notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the new revolving credit facility, and borrowed $2.7 million in loans thereunder.

Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Senior Secured Notes and borrowings under the new revolving credit facility.

We refer to the acquisition of Edgen Corporation, the offering and issuance of the Senior Secured Notes, the equity investment, the related financing transactions and the merger collectively as the “Transactions.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

In accordance with GAAP, we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the other Transactions, which were consummated simultaneously with the acquisition of the Predecessor. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the six months ended June 30, 2005 as a single measurement period. Due to the Transactions, we believe that comparisons between the six months ended June 30, 2004 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to June 30, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the six month period ended June 30, 2005. This combined presentation for the six month period ended June 30, 2005 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to June 30, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “Results of Operations.”

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, impairment of goodwill and other intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates. Refer to Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-124543) as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2005 for a discussion of our accounting policies and estimates.

In addition, we believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Accounts Receivable

We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable. Concentration of credit risk with respect to trade accounts is within several industries and is limited because of our broad customer base. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment histories. We monitor customer payments and maintain a provision for estimated uncollectible accounts based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The rate of future credit losses may not be similar to past experience.

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements. We consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements.

Inventories

We state our inventories at the lower of cost or market. We account for our inventories using the weighted average cost method of accounting. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements.

Goodwill and Other Intangible Assets

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In accordance with the FASB’s, Statement of Financial Accounting Standards (SFAS) No. 142, we perform annual impairment testing or more frequently if changes in events or circumstances trigger an impairment test. We estimate future cash flows at the reporting unit level. A key assumption that we make is that our business will grow at approximately 10% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new legislation and regulations are enacted.

Results of Operations

The following tables provide our statements of operations, selected segment information including our sales, operating profits and gross margins as a percentage of sales and international sales. The segment information is presented as it is reported to management, and is consistent with the segment reporting in Note 6 to our notes to the consolidated financial statements included elsewhere in this document. The period-to-period comparisons of financial results are not necessarily indicative of future results, or results for a full year.

	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
SALES	$74,394	$54,041	$120,288	$18,945	$139,233	$96,872
COST OF SALES	57,828	40,294	93,627	14,153	107,780	73,837

Gross profit	16,566	13,747	26,661	4,792	31,453	23,035
OPERATING EXPENSES:
Yard and shop expense	1,234	1,205	2,003	390	2,393	2,175
Selling, general, and administrative expense	6,841	6,163	11,032	13,974	25,006	11,214
Depreciation and amortization expense	609	607	1,086	201	1,287	1,204

Total operating expenses	8,684	7,975	14,121	14,565	28,686	14,593
INCOME (LOSS) FROM OPERATIONS	7,882	5,772	12,540	(9,773)	2,767	8,442
OTHER INCOME (EXPENSE):
Other income (expense)	68	15	75	(50)	25	36
Interest expense	(3,023)	(905)	(4,959)	(333)	(5,292)	(1,628)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	4,927	4,882	7,656	(10,156)	(2,500)	6,850
INCOME TAX EXPENSE (BENEFIT)	1,738	1,952	2,748	(1,916)	832	2,740

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,189	2,930	4,908	(8,240)	(3,332)	4,110
PREFERRED DIVIDEND REQUIREMENT	464	551	765	190	955	1,103

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$2,725	$2,379	$4,143	$(8,430)	$(4,287)	$3,007

	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Segment Sales
Alloy Products	$18,952	$13,242	$32,960	$4,214	$37,174	$25,595
Carbon Products	55,442	40,799	87,328	14,731	102,059	71,277

Total	$74,394	$54,041	$120,288	$18,945	$139,233	$96,872

Segment Operating Profits (Losses)
Alloy Products	$3,477	$1,263	$5,709	$960	$6,668	$2,924
Carbon Products	6,801	6,403	10,545	1,981	12,526	9,289
General Corporate	(2,396)	(1,894)	(3,714)	(12,714)	(16,427)	(3,771)

Total	$7,882	$5,772	$12,540	$(9,773)	$2,767	$8,442

Segment Gross Margins as a Percentage of Segment Sales
Alloy Products	32.9%	28.9%	31.2%	41.3%	32.3%	28.8%
Carbon Products	18.6%	24.3%	18.8%	20.7%	19.0%	22.0%
Total	22.3%	25.4%	22.2%	25.3%	22.6%	23.8%

Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	18.3%	9.5%	17.3%	22.8%	17.9%	11.4%
Carbon Products	12.3%	15.7%	12.1%	13.4%	12.3%	13.0%
Total	10.6%	10.7%	10.4%	(51.6)%	2.0%	8.7%

International Sales	$5,237	$3,252	$11,814	$1,897	$13,711	$6,055

International Sales as a Percentage of Total Sales	7.0%	6.0%	9.8%	10.0%	9.8%	6.3%

	Successor	Predecessor	Non-GAAP Combined	Predecessor

	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net cash (used in) provided by:
Cash flows - operating activities	$(14,398)	$4,249	$(10,149)	$(5,831)
Cash flows - investing activities	(121,534)	(1)	(121,533)	(384)
Cash flows - financing activities	136,243	(1,477)	134,766	3,253

As used under this “Results of Operations” section the terms listed below have the following meanings:

Sales. Our sales represent revenues from product sales to third parties net of returns and allowances.

Segment Operating Profits. Our segment operating profits are our revenues minus cost of sales and operating expenses (such as yard and shop expenses) and depreciation and amortization, excluding general corporate expenses and interest expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include sales and administrative employee compensation and benefit costs, as well as travel expenses for sales representatives, information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

Yard and Shop Expenses. Our yard and shop expenses include costs for warehouse personnel and benefits, supplies, equipment maintenance and rental and contract storage.

Gross Margin. Our gross margin is equal to our sales minus cost of goods sold expressed as a percentage of sales. The primary components of our cost of goods sold are product costs, freight in and freight out and outsourced services to prepare the product for sale.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales. For the three months ended June 30, 2005, our consolidated sales increased $20.4 million, or 37.7%, to $74.4 million as compared to the three months ended June 30, 2004. This increase in sales was primarily the result of commodity price increases for alloy and carbon steel products, particularly chrome pipe, an increase in carbon pipe sales volume primarily due to the shipment of a large project order, and an increase in international sales of our carbon products, net of a slight decrease in alloy pipe sales volume. The strong worldwide demand for iron ore, nickel, chrome and copper has positively impacted pipe and component pricing and positively impacted our sales for the three months ended June 30, 2005.

Sales order backlog decreased from $48.8 million at March 31, 2005 to $41.4 million at June 30, 2005. This decrease was primarily the result of the shipment of a large project order to a major customer during the three months ended June 30, 2005. This decrease in backlog reflects the impact project orders can have on our backlog, and ultimately our sales from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity. Alloy products sales order backlog decreased slightly from $15.5 million at March 31, 2005 to $14.2 million at June 30, 2005 and carbon products sales order backlog decreased from $33.3 million at March 31, 2005 to $27.2 million at June 30, 2005. The decrease in carbon product sales backlog is due primarily to the large shipment to a major customer, as previously discussed, partially offset by new project orders for a new international customer and for a domestic customer.

Gross Profit. Our consolidated gross profit for the three months ended June 30, 2005 was $16.6 million, an increase of approximately $2.9 million, or 20.5%, from the three months ended June 30, 2004. Our gross profit margin (gross profit as a percentage of sales) for the three months ended June 30, 2005 decreased to 22.3% as compared to 25.4% for the three months ended June 30, 2004. The decrease in gross profit margin for the three months ended June 30, 2005 is due primarily to a large, lower margin carbon product sale under contractual pricing terms and to an increase in inventory costs for carbon products as a result of the current market price of steel for the three months ended June 30, 2005 as compared to the same period in 2004.

In addition, gross profit and gross profit margin for the three months ended June 30, 2005 was negatively impacted by $0.6 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. This purchase price allocation adjustment will continue to impact gross profit margins until all of the acquired alloy inventory is sold. As of June 30, 2005, $0.7 million of the purchase price adjustment remained on our Company’s balance sheet. We cannot predict the exact timing of these inventory sales, which we expect will fluctuate from period to period.

The decrease in total gross profit margin was partially offset by an increase in sales prices for our alloy products and by a change in our product mix for the three months ended June 30, 2005.

Operating Income. Our consolidated operating income for the three months ended June 30, 2005 increased $2.1 million from operating income of $5.8 million for the three months ended June 30, 2004. The consolidated operating income for the three months ended June 30, 2005 is primarily attributable to increased gross profit margins for our alloy products, as described above, which was partially offset by increases in our bonus pool accrual, related payroll taxes and an increase in legal, accounting and compliance costs associated with an exchange offer for our Senior Secured Notes which was completed on July 21, 2005 (the “Exchange Offer”) and related filings with the SEC.

Yard and Shop Expenses. Yard and shop expenses were 1.7% and 2.2% of sales for the three months ended June 30, 2005 and the three months ended June 30, 2004, respectively. Yard and shop expenses remained consistent for the three months ended June 30, 2004 compared to the three months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.7 million, or 11.0% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The majority of the increase is attributable to an increase in the employee bonus pool accrual and related payroll taxes based on the Company’s expected operating results for 2005 as compared to the same period in 2004 and an increase in legal and accounting costs associated with the Exchange Offer and related filings with the SEC.

Interest Expense. Interest expense, net, increased $2.1 million, 234.0%, to $3.0 million for the three months ended June 30, 2005 from $0.9 million for the three months ended June 30, 2004. The increase in interest expense was the result of the issuance of $105 million of Senior Notes on February 1, 2005 and borrowings under the Company’s new revolving line of credit during the three months ended June 30, 2005, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Interest expense for the three months ended June 30, 2005 included $0.3 million of deferred financing costs amortization compared to less than $0.1 million for the three months ended June 30, 2004.

Income Tax Expense. Income tax expense was $1.7 million for the three months ended June 30, 2005 as compared to income tax expense of $2.0 million for the three months ended June 30, 2004. The effective tax rate of approximately 35% for the three months ended June 30, 2005 as compared to approximately 40% for the three months ended June 30, 2004 is primarily due to the reduction of a deferred tax liability related to the fair value purchase price allocation adjustment to inventory in the period the inventory is sold.

Preferred Stock Dividends and Related Charges. Preferred stock dividends and related charges were $0.5 million for the three months ended June 30, 2005 as compared to $0.6 million for the three months ended June 30, 2004. The decrease resulted from our repurchase of all outstanding shares of our mandatorily redeemable preferred stock partially offset by the issuance of our Series A cumulative compounding preferred stock.

Combined Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Sales. For the combined six months ended June 30, 2005, our consolidated sales increased $42.4 million, or 43.7%, to $139.2 million as compared to the six months ended June 30, 2004. This increase in sales was primarily the result of commodity price increases for alloy and carbon products, particularly chrome pipe, an increase in carbon pipe sales volume primarily due to the shipment of a large project order in the second quarter of 2005, and an increase in international sales of our carbon products, net of a slight decrease in alloy pipe sales volume. The strong worldwide demand for iron ore, nickel, chrome and copper has positively impacted pipe and component pricing and has positively impacted our sales for the combined six months ended June 30, 2005.

Company sales order backlog grew from $36.7 million at December 31, 2004 to $41.4 million at June 30, 2005. The change in backlog reflects an increase in alloy product pricing, and an increase in project orders from both new and existing customers offset by the completion of project orders since December 31, 2004. Alloy products sales order backlog decreased from $18.5 million at December 31, 2004 to $14.2 million at June 30, 2005, while carbon products sales order backlog increased from $18.2 million at December 31, 2004 to $27.2 million at June 30, 2005. The increase in carbon products sales order backlog is due primarily to new project orders for a new international customer and for a domestic customer, offset by project orders completed since December 31, 2004.

Gross Profit. Our consolidated gross profit for the combined six months ended June 30, 2005 was $31.5 million, an increase of $8.4 million, or 36.5%, from the six months ended June 30, 2004. Our gross profit margin (gross profit as a percentage of sales) for the combined six months ended June 30, 2005 decreased to 22.6% as compared to 23.8% for the six months ended June 30, 2004. The decrease in gross profit margin is due primarily to the increase in inventory costs associated with carbon products for the six months ended June 30, 2005 as a result of the current market price of steel when compared to the same period in 2004. The decrease in gross profit margin was partially offset by an increase in sales prices for our alloy products, which increased overall gross profit, and a change in our product mix with increased carbon product sales, both domestically and internationally, for the combined six months ended June 30, 2005.

The gross profit and gross profit margin for the combined six months ended June 30, 2005 were also negatively impacted by additional cost of sales of $1.2 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. This purchase price allocation adjustment will continue to impact gross profit margins until all of the acquired alloy inventory is sold. As of June 30, 2005, $0.7 million of the purchase price adjustment remained on our Company’s balance sheet. We cannot predict the exact timing of these inventory sales, which we expect will fluctuate from period to period.

Operating Income. Our consolidated operating income of $2.8 million for the combined six months ended June 30, 2005 decreased $5.6 million from operating income of $8.4 million for the six months ended June 30, 2004. The consolidated operating income for the combined six months ended June 30, 2005 includes Transaction-related expenses of approximately $12.0 million. Excluding the Transaction-related expenses, consolidated operating income as a percentage of consolidated sales for the combined six months ended June 30, 2005 actually increased when compared to the operating income as a percentage of consolidated sales of 8.7% for the six months ended June 30, 2004. The increase in operating income excluding Transaction-related expense is primarily attributable to increased gross profit for alloy products as described above which was partially offset by an increase in our bonus pool accrual, related payroll taxes and legal, accounting and compliance costs associated with the completion of our Exchange Offer and related filings with the SEC.

Yard and Shop Expenses. Yard and shop expenses were 1.7% and 2.2% of sales for the combined six months ended June 30, 2005 and the six months ended June 30, 2004, respectively. Yard and shop expenses did not materially change from $2.2 million for the six months ended June 30, 2004 compared to $2.4 million for the combined six months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $13.8 million, or 123.0% for the combined six months ended June 30, 2005 compared to the six months ended June 30, 2004. The majority of the increase is related to the approximately $12.0 million in Transaction-related expenses previously discussed above, with the remaining increase attributable to an increase in the employee bonus pool accrual and related payroll taxes based on the Company’s expected operating results for 2005 as compared to the same period in 2004 and an increase in legal and accounting costs associated with the Exchange Offer and related filings with the SEC.

Interest Expense. Interest expense, net, increased $3.7 million, or 225.0%, to $5.3 million for the combined six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. The increase in interest expense was the result of the issuance of the Senior Secured Notes on February 1, 2005 and borrowings under the Company’s new revolving line of credit, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt as of February 1, 2005. Interest expense for the combined six months ended June 30, 2005 included $0.5 million of deferred financing costs amortization compared to $0.1 million for the six months ended June 30, 2004.

Income Tax Expense. Income tax expense was $2.7 million for the period February 1, 2005 to June 30, 2005 as compared to an income tax benefit of $1.9 million for the period January 1, 2005 to January 31, 2005 and income tax expense of $2.7 million for the six months ended June 30, 2004. The effective tax rate was approximately 36% for the period February 1, 2005 to June 30, 2005, approximately (19%) for the period January 1, 2005 to January 31, 2005 and approximately 40% for the six months ended June 30, 2004. The effective tax rate for the period February 1, 2005 to June 30, 2005 is primarily due to the reduction of the deferred tax liability related to the fair value purchase price allocation adjustment to inventory in the period the inventory is sold. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 is due to the net loss incurred in the first quarter 2005 as a result of Transaction-related expenses, which may not be fully deductible for income tax purposes.

Preferred Stock Dividends and Related Charges. Preferred stock dividends and related charges were $1.0 million for the combined six months ended June 30, 2005 as compared to $1.1 million for the six months ended June 30, 2004. The decrease resulted from our repurchase of all outstanding shares of our mandatorily redeemable preferred stock, partially offset by the issuance of our Series A cumulative compounding preferred stock in connection with the Transactions.

Liquidity and Capital Resources

Combined Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating Activities. Net cash outflows from operating activities were $10.1 million for the combined six months ended June 30, 2005 compared with net cash outflows from operating activities of $5.8 million for the six months ended June 30, 2004. The increase in cash outflows from operating activities of $4.3 million was primarily attributable to Transaction-related expenses of $12.0 million partially offset by increased operating income.

Investing Activities. Net cash outflows from investing activities were $121.5 million for the combined six months ended June 30, 2005, compared with net cash outflows from investing activities of $0.4 million for the six months ended June 30, 2004. The increase in cash outflows is due primarily to the acquisition of Edgen Corporation with $121.0 million in cash paid for the combined six months ended June 30, 2005. Capital expenditures were relatively consistent for the combined six months ended June 30, 2005 and the six months ended June 30, 2004 as capital expenditures were limited to general maintenance expenditures.

Financing Activities. Net cash inflows from financing activities were $134.8 million for the combined six months ended June 30, 2005 compared with net cash inflows of $3.3 million from financing activities in the six months ended June 30, 2004. The increase in cash flows from financing activities of $131.5 million for the combined six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is due primarily to the issuance of the Notes, additional borrowings under our new revolving credit facility and the issuance of common and preferred stock in connection with the Transactions.

Indebtedness

New Senior Secured Notes. We have outstanding $105.0 million principal amount of senior secured notes due 2011. Total cash interest payments required under the Senior Secured Notes are in excess of $10.3 million on an annual basis. The indenture governing our notes and our new revolving credit facility contain various covenants that limit our discretion in the operation of our business. The indenture governing the notes also contains various restrictive covenants. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.

Senior Credit Facility. Concurrently with the private offering of the Senior Secured Notes, we entered into a $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by a first priority security interest in the collateral consisting of working capital assets and by a security interest in substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries). Pursuant to an intercreditor agreement, the security interest on the collateral, that consists of working capital assets that secure the Senior Secured Notes and related guarantees, is contractually subordinated to the liens thereon which secure the revolving credit facility; and the security interest on substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries) that secures the revolving credit facility is contractually subordinated to the liens thereon securing the Senior Secured Notes and related guarantees. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Transactions. As of June 30, 2005, we had $14.0 million outstanding under the revolving credit facility.

Future Capital Needs

Our principal source of liquidity is cash flow generated from operations and borrowings under our new revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our indebtedness at June 30, 2005 was $119.0 million. Subsequent to our interest payment of $5.2 million on the Senior Secured Notes on August 1, 2005, our indebtedness increased $0.7 million to $119.7 million at August 1, 2005. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. Additionally, we continue to evaluate appropriate growth strategies for the Company including possible acquisition opportunities. These growth strategies may require us to use cash on hand, make additional borrowings under our revolving credit facility, or enter into other financing arrangements in order to support these growth strategies. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations Other than in connection with the Transactions, there have been no material changes outside the ordinary course of our business in the specified contractual obligations during the six months ended June 30, 2005.

Off-balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) which are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas rigs and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to MRO distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Forward Looking Statements

This report includes “forward looking statements.” Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “may,” “could,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “plan,” “estimate,” “target,” “project,” and “intend” and similar expressions. These statement include, among others, statement regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding out business, financing plans, budgets, working capital need and sources of liquidity.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these risks and uncertainties and this described in Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-124543) as filed with the Securities and Exchange Commission on June 14, 2005. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates and foreign exchange rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates.

Interest Rate Risk. As of June 30, 2005, our variable rate borrowings are $14.0 million under our new revolving credit facility. A 100 basis point increase in interest rates, applied to our borrowings at June 30, 2005, would have resulted in an increase in interest expense and a corresponding reduction in cash-flow of approximately $0.1 million per annum.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial statements for the three months ended June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined by Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to various claims and legal proceedings related to our business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN CORPORATION

Date: August 11, 2005	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: August 11, 2005	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rule 15d-14(a) Certification of President and Chief Executive Officer.

31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.

32.1†	Rule 1350 Certification of President and Chief Executive Officer.

32.2†	Rule 1350 Certification of Chief Financial Officer.

†	Filed herewith.