Form 10-Q
period 2005-09-30
Edgen Corp
filed 2005-11-14
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Rule 12b–2).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b–2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 2,681,564 shares of Class A Common Stock outstanding as of November 11, 2005.

There were no shares of Class B Common Stock outstanding as of November 11, 2005.

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004, the period February 1, 2005 to September 30, 2005, the period January 1, 2005 to January 31, 2005, and the nine months ended September 30, 2004 (unaudited)	2
	Condensed Consolidated Statement of Shareholders’ Equity (Deficit) as of September 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Cash Flows for the period February 1, 2005 to September 30, 2005, the period January 1, 2005 to January 31, 2005, and the nine months ended September 30, 2004 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Disclosure Controls and Procedures	30

PART II — OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

EXHIBIT INDEX		32

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$752,562	$134,299
Accounts receivable—net of allowance for doubtful accounts of $129,095 and $658,675	46,760,060	31,750,990
Inventory	80,549,111	57,960,261
Income tax receivable	66,388	2,601,312
Prepaid expenses and other current assets	1,108,081	1,049,274
Deferred tax asset	8,576,826	9,280,850

Total current assets	137,813,028	102,776,986
PROPERTY, PLANT AND EQUIPMENT—net	11,609,401	10,422,777
GOODWILL AND OTHER INTANGIBLES	38,785,545	6,518,093
DEFERRED FINANCING COSTS	6,468,858	35,272

TOTAL	$194,676,832	$119,753,128

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Managed cash overdrafts	$6,898,464	$1,361,404
Accounts payable	26,796,392	19,017,837
Accrued expenses and other current liabilities	10,071,881	6,375,597
Current portion of long-term debt	141,258	7,229,553

Total current liabilities	43,907,995	33,984,391
DEFERRED TAX LIABILITY	936,872	890,980
LONG-TERM DEBT	119,181,450	40,653,230

Total liabilities	164,026,317	75,528,601

Mandatorily redeemable preferred stock, $.01 par value, 372,644 shares authorized and designated; 367,644 shares plus accrued dividends issued and outstanding, Series A	—	51,978,809
Mandatorily redeemable preferred stock, $.01 par value, 10,000 shares authorized, issued and outstanding, Series B	—	4,000,000

Total mandatorily redeemable preferred stock	—	55,978,809

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock – Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated; 21,600 shares issued and outstanding as of September 30, 2005	1,234,416	—
Common stock—Class A, $.01 par value, 5,000,000 shares authorized; 2,681,564 and 4,307,880 shares issued and outstanding as of September 30, 2005 and December 31, 2004	26,816	43,079
Common stock—Class B, $.01 par value, 505,512 shares authorized, issued and outstanding at December 31, 2004	—	5,055
Paid-in capital	24,254,533	22,578,191
Unearned stock-based compensation	(262,793)	—
Accumulated other comprehensive income (loss)	83,402	—
Retained earnings (deficit)	5,314,141	(31,742,997)
Less treasury stock 570,300 shares—at cost at December 31, 2004	—	(2,637,610)

Total shareholders’ equity (deficit)	30,650,515	(11,754,282)

TOTAL	$194,676,832	$119,753,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2004
SALES	$75,711,770	$53,054,090	$196,000,053	$18,944,787	$149,926,559
COST OF SALES	61,765,558	38,187,691	155,392,433	14,153,065	112,024,665

Gross profit	13,946,212	14,866,399	40,607,620	4,791,722	37,901,894
OPERATING EXPENSES:
Yard and shop expense	1,299,244	1,254,409	3,302,001	389,928	3,429,890
Selling, general, and administrative expense	6,246,805	7,003,233	17,278,963	13,974,331	18,216,743
Depreciation and amortization expense	602,620	592,135	1,689,270	200,644	1,796,111

Total operating expenses	8,148,669	8,849,777	22,270,234	14,564,903	23,442,744
INCOME (LOSS) FROM OPERATIONS	5,797,543	6,016,622	18,337,386	(9,773,181)	14,459,150
OTHER INCOME (EXPENSE):
Other income (expense)	69,634	(72,204)	144,154	(49,886)	(37,053)
Interest expense	(3,164,459)	(1,551,041)	(8,122,868)	(333,288)	(3,179,066)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,702,718	4,393,377	10,358,672	(10,156,355)	11,243,031
INCOME TAX EXPENSE (BENEFIT)	1,062,446	632,175	3,810,331	(1,916,508)	3,372,037

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,640,272	3,761,202	6,548,341	(8,239,847)	7,870,994
PREFERRED DIVIDEND REQUIREMENT	469,200	575,975	1,234,200	189,949	1,678,908

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,171,072	$3,185,227	$5,314,141	$(8,429,796)	$6,192,086

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock	Class A Common Stock	Class B Common Stock	Paid-In Capital	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR
Balance - December 31, 2004	$—	$43,079	$5,055	$22,578,191	$—	$—	$(31,742,997)	$(2,637,610)	$(11,754,282)
Preferred dividend requirement	—	—	—	—	—	—	(189,949)	—	(189,949)
Net loss	—	—	—	—	—	—	(8,239,847)	—	(8,239,847)

Balance - January 1, 2005	$—	$43,079	$5,055	$22,578,191	$—	$—	$(40,172,793)	$(2,637,610)	$(20,184,078)

SUCCESSOR
Balance - February 1, 2005	$—	$—	$—	$—	$—	$—	$—	$—	$—
Comprehensive income:
Net income	—	—	—	—	—	—	6,548,341	—	6,548,341
Other comprehensive income-
Foreign translation adjustments	—	—	—	—	—	83,402	—	—	83,402

Comprehensive income									6,631,743
Issuance of Class A common stock	—	24,000	—	2,376,000	—	—	—	—	2,400,000
Issuance of Series A preferred stock	216	—	—	21,599,784	—	—	—	—	21,600,000
Issuance of stock based compensation	—	2,816	—	278,749	(281,565)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	18,772	—	—	—	18,772
Preferred dividend requirement	1,234,200	—	—	—	—	—	(1,234,200)	—	—

Balance - September 30, 2005	$1,234,416	$26,816	$—	$24,254,533	$(262,793)	$83,402	$5,314,141	$—	$30,650,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor	Predecessor
	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,548,341	$(8,239,847)	$7,870,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,689,270	200,644	1,796,111
Amortization of deferred financing costs	819,040	35,272	263,569
Provision for doubtful accounts	213,600	26,700	(745,803)
Stock-based compensation expense	18,772	—	—
Inventory fair value purchase price adjustment	1,544,468	—	—
Deferred income tax expense	32,389	—	2,805,968
Gain on foreign currency transactions	45,645	—	—
(Gain) loss on sale/disposal of property, plant and equipment	50,021	—	(333)
Changes in operating assets and liabilities, net	(28,820,621)	12,226,056	(14,061,553)

Net cash (used in) provided by operating activities	(17,859,075)	4,248,825	(2,071,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation, net of cash acquired	(121,137,705)	—	—
Purchase of Western Flow Products, Inc., net of cash acquired	(1,746,201)	—	—
Purchase of property, plant and equipment	(1,073,210)	(4,079)	(551,058)
Proceeds from the sale of capital assets	—	3,000	800

Net cash used in investing activities	(123,957,116)	(1,079)	(550,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(28,945)	(232,072)	(2,468,760)
Proceeds from issuance of long-term debt	105,000,000	—	1,500,000
Proceeds from debt issuance—net of payments under revolving credit agreement	13,981,857	116,438	901,472
Deferred financing costs	(7,287,897)	—	(1,398,938)
Issuance of common stock	2,400,000	—	—
Issuance of preferred stock	21,600,000	—	—
Purchase of common stock for treasury	—	—	(1,313,561)
Proceeds from repayment of shareholder notes	—	—	1,089,082
Redemption of preferred stock	—	—	(145,141)
Increase (decrease) in managed cash overdraft	6,898,464	(1,361,404)	1,494,603

Net cash provided by (used in) financing activities	142,563,479	(1,477,038)	(341,243)

Effect of foreign currency exchange rates on cash	5,274	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	752,562	2,770,708	(2,962,548)
CASH AND CASH EQUIVALENTS (Beginning of period)	—	134,299	3,124,606

CASH AND CASH EQUIVALENTS (End of period)	$752,562	$2,905,007	$162,058

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

On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105 million aggregate principal amount of 9 7/8% Senior Secured Notes (“Notes”) due 2011 and from an equity investment from funds managed by Jefferies Capital Partners and certain members of Edgen management. Concurrently with the purchase, Edgen entered into a new $20 million senior secured revolving credit facility.

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

Our foreign subsidiary, Edgen Canada, maintains its accounting records in its local currency, the Canadian dollar (“CAD”). All of the assets and liabilities of this subsidiary (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholders’ equity (deficit), in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign transaction gains or losses are charged to income in the period the transactions are settled.

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

2. ACQUISITION OF EDGEN CORPORATION AND OTHER ACQUISITIONS

As described in Note 1, on February 1, 2005, Edgen Acquisition Corporation purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of certain fees and expenses. The acquisition was funded with (i) proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 ( the “Notes”), (ii) from an equity investment from funds managed by Jefferies Capital Partners and certain members of Edgen management and (iii) an estimated payable to the sellers of approximately $2,276,839 based upon receipt of certain income tax refunds for the remainder of the purchase price.

As of September 30, 2005, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on February 1, 2005. The preliminary purchase price allocation as of September 30, 2005 includes the following:

Accounts receivable	$29,733,590
Inventory	63,097,410
Other current assets	17,961,925
Property, plant and equipment	12,110,055
Goodwill	38,092,865
Other assets	68,334
Accounts payable	(25,335,643)
Accrued expenses and other current liabilities	(12,959,496)
Deferred tax liability	(1,608,507)
Long-term debt	(22,828)

Purchase price (net of cash received of $3,582,737)	$121,137,705

If the acquisition and related transactions would have taken place at the beginning of each period, net income would have been reduced by approximately $374,000, $853,000 and $4,114,000 for the period January 1, 2005 to January 31, 2005 and the three and nine months ended September 30, 2004, respectively, as a result of interest expense associated with the $105.0 million in Notes issued in connection with the acquisition and the impact of a purchase price allocation adjustment that increased the value of inventory as of the acquisition date. There would have been no impact to revenue for the period January 1, 2005 to January 31, 2005 and the three and nine months ended September 30, 2004.

On July 15, 2005, our subsidiary, Edgen Canada, Inc., acquired the common stock of Western Flow Products Inc. (“Western Flow”) for a purchase price of approximately $1,971,000 (2,400,000 CAD) consisting of a cash payment of approximately $1,725,000 (2,100,000 CAD) and the issuance of a note payable to the sellers for approximately $246,000 (300,000 CAD). Western Flow is located in Edmonton, Alberta and is a specialty alloy pipe and components distributor primarily to the oil and gas, processing and power generation industries. The operations of this acquisition will be merged into the Company’s subsidiary, Edgen Canada and are included in our operating results from the date of the acquisition.

As of September 30, 2005, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on July 15, 2005. The preliminary purchase price allocation as of September 30, 2005 includes the following (in U.S. dollars):

Accounts receivable	$1,214,760
Inventory	875,256
Other current assets	2,229
Property, plant and equipment	31,647
Goodwill	653,168
Accounts payable	(693,560)
Accrued expenses and other current liabilities	(90,893)

Purchase price (net of cash received of $83)	$1,992,607

If the Western Flow acquisition had occurred at the beginning of each period, revenue and net income would not have been materially different than reported in the statement of operations for each respective period.

3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt and credit arrangements consisted of the following at September 30, 2005 and December 31, 2004:

	Successor	Predecessor
	September 30, 2005	December 31, 2004
9 7/8% Senior Secured Notes	$105,000,000	$—
Revolving credit facility	13,981,857	—
Note payable to sellers of Western Flow Products, Inc	256,126	—
Previous revolving credit loans	—	39,608,998
Various notes and capital leases	84,725	8,273,785

Total	119,322,708	47,882,783
Less current portion	(141,258)	(7,229,553)

Long-term debt	$119,181,450	$40,653,230

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

The indenture governing the Notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning on the date the Notes were issued and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture.

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

Revolving Credit Facility

In connection with the Transactions, Edgen entered into a new $20 million senior secured revolving credit facility (the “New Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC CF”), replacing its $55.5 million revolving credit agreement. The New Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the New Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF less 0.50% per annum (6.25% of September 30, 2005), or (ii) a Eurodollar rate based on LIBOR plus 1.50% per annum (5.31% as of September 30, 2005). The Company must also pay a monthly facility fee of 0.05% per annum on the unused portion of the maximum revolving amount.

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

Western Flow Note Payable

In connection with the acquisition of Western Flow, the Company’s subsidiary, Edgen Canada, issued a note payable of approximately $246,000 (300,000 CAD) to the sellers as a portion of the total purchase price (see Note 2). The note accrues interest at 6% per annum with scheduled principal payments of approximately $123,000 (150,000 CAD), plus accrued interest, on each of July 15, 2006 and 2007.

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

On February 1, 2005, 281,565 shares of restricted stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan (the “Plan”). Vesting of the restricted stock is based on either time or a combination of performance and time. The time-based vesting schedule is generally 20% per year over a five year period subject to the holder’s continued employment with the Company. Restricted stock grants that use a vesting schedule that combines performance and time will generally vest 10% per year over five years subject to continued employment with the Company plus an additional 10% or more per year for each year that the Company achieves certain performance goals as determined by the board of directors. Performance based restricted stock is cumulative so if the performance goals are achieved in any year of the five year period, all restricted stock subject to the performance criteria for that year and prior years will vest. If the performance goals are not achieved within five years of the grant date, the restricted stock subject to the performance goals is forfeited. Upon a change in control, all restricted stock subject to time based vesting will fully and immediately vest. For the three months ended September 30, 2005 and the period February 1, 2005 to September 30, 2005, the statement of operations includes $7,040 and $18,772 of stock-based compensation expense, respectively. As of September 30, 2005, $262,793 of unearned compensation is reflected as a contra-equity account on the statement of shareholders’ equity (deficit).

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

The alloy products segment distributes specialty steel pipe and components for use in environments that are highly corrosive, extremely high or low temperature and/or involve high pressures. These products are sold primarily to the process/petrochemical and power generation industries. The alloy products segment includes the operating results of the Western Flow acquisition since the acquisition date (see Note 2).

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

The following table presents the financial information for each reportable segment:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2004
Sales:
Alloy Products	$20,669,426	$13,877,771	$53,629,843	$4,214,009	$39,472,521
Carbon Products	55,042,344	39,176,319	142,370,210	14,730,778	110,454,038

	$75,711,770	$53,054,090	$196,000,053	$18,944,787	$149,926,559

Operating Income (Loss):
Alloy Products	$2,854,399	$1,852,042	$8,563,255	$959,632	$4,776,489
Carbon Products	4,775,261	6,426,329	15,270,956	1,980,553	15,714,937
General Corporate	(1,832,117)	(2,261,749)	(5,496,825)	(12,713,366)	(6,032,276)

	$5,797,543	$6,016,622	$18,337,386	$(9,773,181)	$14,459,150

Capital Expenditures:
Alloy Products	$302,997	$50,229	$544,814	$—	$206,177
Carbon Products	43,471	109,979	201,606	4,079	175,836
General Corporate	144,756	9,164	326,790	—	169,045

	$491,224	$169,372	$1,073,210	$4,079	$551,058

Depreciation and Amortization:
Alloy Products	$57,173	$44,966	$272,899	$14,935	$131,460
Carbon Products	237,232	236,892	648,262	80,338	710,864
General Corporate	308,215	310,277	768,109	105,371	953,787

	$602,620	$592,135	$1,689,270	$200,644	$1,796,111

	Successor	Predecessor	Predecessor
	As of
	September 30, 2005	December 31, 2004	September 30, 2004
Total Assets:
Alloy Products	$37,442,146	$26,324,510	$28,495,448
Carbon Products	101,387,984	79,177,069	76,852,358
General Corporate	55,846,702	14,251,549	7,305,992

	$194,676,832	$119,753,128	$112,653,798

7. INCOME TAXES

For the period February 1, 2005 to September 30, 2005 and the period January 1, 2005 to January 31, 2005, the Company’s effective tax rate was approximately 37% and (19%), respectively, as compared to approximately 14% and 30% for the three and nine months ended September 30, 2004, respectively. The income tax payable and effective tax rate for the period February 1, 2005 to September 30, 2005 was impacted by a deferred tax liability related to a purchase price allocation adjustment to inventory which is being reduced in the period the inventory is sold. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 reflects the net loss incurred in that period as a result of Transaction-related expenses, which may not be fully deductible for income tax purposes.

8. EFFECTS OF HURRICANES KATRINA AND RITA

In August and September 2005, Hurricanes Katrina and Rita struck the gulf coast of Louisiana, Mississippi, Alabama and Texas and caused extensive and catastrophic physical damage to those market areas. Our facilities in Louisiana and Texas sustained minor physical damage. Additionally, we experienced a negative impact to our sales order backlog during the weeks following Hurricanes Katrina and Rita as carbon sales orders at our gulf coast facilities declined by approximately one-third when compared to sales orders received in the eight weeks prior to the hurricanes. At this time, we cannot predict whether, for how long, or to what extent these hurricanes will affect our operations or the operations of our customers and suppliers in those market areas affected by the storms.

9. Unaudited Condensed Consolidating Financial Information

In connection with the issuance of our 9 7/8 % Senior Secured Notes due 2011, our domestic subsidiaries issued joint and several guarantees of the Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Notes (our Canadian foreign subsidiaries including Edgen Canada and its subsidiary Western Flow) are referred to as the Non-Guarantor Subsidiaries. Prior to the acquisition of Western Flow on July 15, 2005, the Non-Guarantor Subsidiaries were considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

The following presents the unaudited condensed consolidating financial information with respect to our financial position as of September 30, 2005, the results of our operations for the period January 1, 2005 to January 31, 2005, and the period Ferbuary 1, 2005 to September 30, 2005 and our cash flows for the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to September 30, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets	$9,167,954	$127,022,556	$2,155,693	$(533,175)	$137,813,028
Intercompany long-term receivables	9,925,014	—	—	(9,925,014)	—
Investments in subsidiaries	136,774,148	—	—	(136,774,148)	—
Property, plant and equipment, net	—	11,168,122	441,279	—	11,609,401
Other assets	44,412,233	163,239	678,931	—	45,254,403

Total Assets	$200,279,349	$138,353,917	$3,275,903	$(147,232,337)	$194,676,832

Current liabilities	$2,488,065	$41,221,524	$598,591	$(400,185)	$43,907,995
Intercompany long-term debt	65,150,542	53,467,476	445,155	(122,958,920)	—
Long-term debt and capital leases	105,000,000	33,135,871	1,199,593	(20,154,014)	119,181,450
Other non-current liabilities	936,872	—	—	—	936,872
Shareholders’ equity	26,703,870	10,529,046	1,032,564	(3,719,218)	30,650,515

Total Liabilities and Shareholders’ Equity	$200,279,349	$138,353,917	$3,275,903	$(147,232,337)	$194,676,832

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Three Months Ended September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$74,767,041	$944,729	$—	$75,711,770
Cost of sales	—	61,099,899	647,008	18,651	61,765,558

Gross profit	—	13,667,142	297,721	(18,651)	13,946,212
Operating expenses	7,039	7,839,923	301,707	—	8,148,669

Income (loss) from continuing operations	(7,039)	5,827,219	(3,986)	(18,651)	5,797,543
Other income (loss)	(27,681)	(3,148,092)	62,297	18,651	(3,094,825)
Equity in earnings of subsidiaries	1,723,420	—	—	(1,723,420)	—

Income from continuing operations before income tax expense	1,688,700	2,679,127	58,311	(1,723,420)	2,702,718
Income tax expense	48,428	991,277	22,741	—	1,062,446

Income from continuing operations	1,640,272	1,687,850	35,570	(1,723,420)	1,640,272
Preferred dividend requirement	469,200	—	—	—	469,200

Net income applicable to common shareholders	$1,171,072	$1,687,850	$35,570	$(1,723,420)	$1,171,072

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Period February 1, 2005 to September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$195,055,324	$944,729	$—	$196,000,053
Cost of sales	—	154,725,230	647,008	20,195	155,392,433

Gross profit	—	40,330,094	297,721	(20,195)	40,607,620
Operating expenses	18,828	21,808,146	443,260	—	22,270,234

Income (loss) from continuing operations	(18,828)	18,521,948	(145,539)	(20,195)	18,337,386

Other income (loss)	(68,201)	(7,992,901)	62,193	20,195	(7,978,714)
Equity in earnings of subsidiaries	6,582,459	—	—	(6,582,459)	—

Income (loss) from continuing operations before income tax expense (benefit)	6,495,430	10,529,047	(83,346)	(6,582,459)	10,358,672
Income tax expense (benefit)	(52,911)	3,895,747	(32,505)	—	3,810,331

Income (loss) from continuing operations	6,548,341	6,633,300	(50,841)	(6,582,459)	6,548,341
Preferred dividend requirement	1,234,200	—	—	—	1,234,200

Net income (loss) applicable to common shareholders	$5,314,141	$6,633,300	$(50,841)	$(6,582,459)	$5,314,141

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Cost of sales	—	14,153,729	—	(664)	14,153,065

Gross profit	—	4,791,058	—	664	4,791,722

Operating expenses	11,998,000	2,543,400	23,503	—	14,564,903

Income (loss) from continuing operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)

Other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from continuing operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from continuing operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)

Preferred dividend requirement	189,949	—	—	—	189,949

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Successor
	For the Period February 1, 2005 to September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$2,171,803	$(20,045,439)	$14,561	$—	$(17,859,075)
Net cash provided by (used in) investing activities	(122,883,906)	1,019,525	(2,092,735)	—	(123,957,116)
Net cash provided by financing activities	120,712,103	19,383,898	2,467,478	—	142,563,479
Effects of foreign exchange rate changes on cash	—	—	5,274	—	5,274

Net increase in cash and cash equivalents	—	357,984	394,578	—	752,562
Cash and cash equivalents - (Beginning of period)	—	—	—	—	—

Cash and cash equivalents - (End of period)	$—	$357,984	$394,578	$—	$752,562

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash provided by (used in) financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)
Effects of foreign exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents - (Beginning of period)	62,476	68,815	3,008	—	134,299

Cash and cash equivalents - (End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

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

We were founded in 1983 as Thomas Pipe and Steel, Inc. and since 1996, we have grown significantly from one location to our current 17 locations through seven add-on acquisitions and three greenfield start-up locations. As of September 30, 2005, we operate in 17 locations, including 15 in the United States, and two in Canada. We also conduct European operations through an exclusive full-time sales agent in Scotland.

Predecessor and Successor

On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners, entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of 9 7/8% Senior Secured Notes due 2011, which we refer to as the Notes as well as an equity investment from funds managed by Jefferies Capital Partners and certain members of management of Edgen Corporation.

Concurrently with the acquisition and the issuance of the Notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the new revolving credit facility, and borrowed $2.7 million in loans thereunder.

Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the Notes, the equity investment, the related financing transactions and the merger collectively as the “Transactions.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

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

In evaluating our results of operations and financial performance, our management has used combined results for the nine months ended September 30, 2005 as a single measurement period. Due to the Transactions, we believe that comparisons between the nine months ended September 30, 2004 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to September 30, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the nine month period ended September 30, 2005. This combined presentation for the nine month period ended September 30, 2005 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to September 30, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Transactions occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “Results of Operations.”

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

Goodwill and Other Intangible Assets

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In accordance with the FASB’s, SFAS No. 142, Accounting for Goodwill and Other Intangibles, we perform annual impairment testing or more frequently if changes in events or circumstances trigger an impairment test. We estimate future cash flows at the reporting unit level. A key assumption that we make is that our business will grow at approximately 10% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

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

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
SALES	$75,712	$53,054	$196,000	$18,945	$214,945	$149,927
COST OF SALES	61,766	38,188	155,392	14,153	169,545	112,025

Gross profit	13,946	14,866	40,608	4,792	45,400	37,902
OPERATING EXPENSES:
Yard and shop expense	1,299	1,254	3,302	390	3,692	3,430
Selling, general, and administrative expense	6,247	7,003	17,279	13,974	31,253	18,217
Depreciation and amortization expense	603	592	1,689	201	1,890	1,796

Total operating expenses	8,149	8,849	22,270	14,565	36,835	23,443
INCOME (LOSS) FROM OPERATIONS	5,797	6,017	18,338	(9,773)	8,565	14,459
OTHER INCOME (EXPENSE):
Other income (expense)	70	(73)	143	(50)	93	(37)
Interest expense	(3,164)	(1,551)	(8,123)	(333)	(8,456)	(3,179)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,703	4,393	10,358	(10,156)	202	11,243
INCOME TAX EXPENSE (BENEFIT)	1,063	632	3,810	(1,916)	1,894	3,372

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,640	3,761	6,548	(8,240)	(1,692)	7,871
PREFERRED DIVIDEND REQUIREMENT	469	576	1,234	190	1,424	1,679

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,171	$3,185	$5,314	$(8,430)	$(3,116)	$6,192

	(dollars in thousands)
	Successor	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Segment Sales
Alloy Products	$20,670	$13,878	$53,630	$4,214	$57,844	$39,473
Carbon Products	55,042	39,176	142,370	14,731	157,101	110,454

Total	$75,712	$53,054	$196,000	$18,945	$214,945	$149,927

Segment Operating Profits (Losses)
Alloy Products	$2,854	$1,852	$8,563	$960	$9,523	$4,776
Carbon Products	4,775	6,426	15,271	1,981	17,252	15,715
General Corporate	(1,832)	(2,261)	(5,496)	(12,714)	(18,210)	(6,032)

Total	$5,797	$6,017	$18,338	$(9,773)	$8,565	$14,459

Segment Gross Margins as a Percentage of Segment Sales
Alloy Products	28.0%	33.6%	30.0%	41.3%	30.8%	30.5%
Carbon Products	14.8%	26.0%	17.2%	20.7%	17.6%	23.4%
Total	18.4%	28.0%	20.7%	25.3%	21.1%	25.3%

Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	13.8%	13.3%	16.0%	22.8%	16.5%	12.1%
Carbon Products	8.7%	16.4%	10.7%	13.4%	11.0%	14.2%
Total	7.7%	11.3%	9.4%	(51.6)%	4.0%	9.6%

International Sales	$11,123	$3,426	$22,937	$1,897	$24,834	$9,481

International Sales as a Percentage of Total Sales	14.7%	6.5%	11.7%	10.0%	11.6%	6.3%

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net cash (used in) provided by:
Cash flows - operating activities	$(17,859)	$4,249	$(13,610)	$(2,071)
Cash flows - investing activities	(123,957)	(1)	(123,958)	(550)
Cash flows - financing activities	142,563	(1,477)	141,086	(341)

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

Gross Margin. Our gross margin is equal to our sales minus cost of sales expressed as a percentage of sales. The primary components of our cost of sales are product costs, freight in and freight out and outsourced services to prepare the product for sale.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales

Reporting Segment	Three Months Ended September 30, 2005 Sales	Three Months Ended September 30, 2004 Sales	% Increase
	(dollars in thousands)
Alloy Products	$20,670	$13,878	48.9%
Carbon Products	55,042	39,176	40.5%

Total	$75,712	$53,054	42.7%

Overall. For the three months ended September 30, 2005, our consolidated sales increased $22.7 million, or 42.7%, to $75.7 million as compared to the three months ended September 30, 2004. This increase in sales was primarily the result of commodity price increases for alloy and carbon steel products, particularly chrome pipe, an increase in carbon pipe sales volume domestically and internationally, partially offset by a decrease in alloy pipe sales volume. The strong worldwide demand for iron ore, nickel, chrome and copper has positively impacted pipe and component pricing and the demand for oil, gas and refined products has driven our carbon sales volume. Both of these factors have positively impacted our sales for the three months ended September 30, 2005.

Sales order backlog decreased from $41.4 million at June 30, 2005 to $26.0 million at September 30, 2005. This decrease was primarily the result of the shipment of various large project orders to customers during the three months ended September 30, 2005. This decrease in backlog reflects the impact project orders can have on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity. Additionally, we believe our backlog was negatively impacted by Hurricanes Katrina and Rita as many of our gulf coast customer’s operations were disrupted. For the weeks following Hurricanes Katrina and Rita, our carbon pipe sales orders from customers in the areas directly impacted by the hurricanes declined by approximately one-third, when compared to the sales orders received in the eight weeks prior to the hurricanes.

Alloy Products. For the three months ended September 30, 2005, alloy product sales increased $6.8 million, or 48.9%, to $20.7 million as compared to the three months ended September 30, 2004. This increase was the result of commodity price increases, particularly chrome pipe, partially offset by a decline in alloy and stainless pipe sales volume. Alloy products sales order backlog decreased from $14.2 million at June 30, 2005 to $10.3 million at September 30, 2005.

Carbon Products. For the three months ended September 30, 2005, carbon product sales increased $15.9 million, or 40.5%, to $55.0 million as compared to the three months ended September 30, 2004. This increase was driven by an increase in carbon pipe sales unit volume primarily through several large project orders to natural gas transmission and distribution customers, and by commodity price increases for our carbon pipe and fittings. Carbon products sales order backlog decreased from $27.2 million at June 30, 2005 to $15.7 million at September 30, 2005. The decrease in carbon product sales backlog is due primarily to the completion of several large projects, as previously discussed, partially offset by new sales orders.

Gross Profit

Reporting Segment	Three Months Ended September 30, 2005 Gross Profit	Three Months Ended September 30, 2004 Gross Profit	% Increase (Decrease)
		(dollars in thousands)
Alloy Products	$5,793	$4,667	24.1%
Carbon Products	8,153	10,199	(20.1)%

Total	$13,946	$14,866	(6.2)%

Reporting Segment	Three Months Ended September 30, 2005 Gross Profit Margin	Three Months Ended September 30, 2004 Gross Profit Margin
Alloy Products	28.0%	33.6%
Carbon Products	14.8%	26.0%
Total	18.4%	28.0%

Overall. Our consolidated gross profit for the three months ended September 30, 2005 was $13.9 million, a decrease of approximately $0.9 million, or 6.2%, from the three months ended September 30, 2004. Our gross profit margin (gross profit as a percentage of sales) for the three months ended September 30, 2005 decreased to 18.4% as compared to 28.0% for the three months ended September 30, 2004. The decrease in gross profit and gross profit margin for the three months ended September 30, 2005 is due primarily to commodity price increases for our alloy and carbon products, which increased average inventory costs, to reduced gross profit margins on several large, lower margin carbon product sales to customers, and to a change in our carbon product sales mix. The decrease in total gross profit and gross profit margin was partially offset by an increase in sales prices for our alloy and carbon products.

In addition, gross profit and gross profit margin for the three months ended September 30, 2005 was negatively impacted by $0.3 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. This purchase price allocation adjustment will continue to impact gross profit margins until all of the acquired alloy inventory is sold. As of September 30, 2005, $0.4 million of the purchase price adjustment remained on our Company’s balance sheet. We cannot predict the exact timing of these inventory sales, which we expect will fluctuate from period to period.

Alloy Products. Gross profit for our alloy products for the three months ended September 30, 2005 increased $1.1 million, or 24.1%, to $5.8 million as compared to the three months ended September 30, 2004 while the gross profit margin decreased to 28.0% for the three months ended September 30, 2005 as compared to 33.6% for the three months ended September 30, 2004. The increase in gross profit is attributable to an increase in alloy product sales when compared to the same period in 2004 while the decrease in gross profit margin for the three months ended September 30, 2005 is primarily due to a large, lower margin alloy product sale to one of our customers during the three months ended September 30, 2005 and the impact of a purchase price allocation adjustment of $0.3 million discussed above.

Carbon Products. Gross profit for our carbon products for the three months ended September 30, 2005 decreased $2.0 million, or 20.1%, to $8.2 million as compared to the three months ended September 30, 2004. Gross profit margin decreased to 14.8% for the three months ended September 30, 2005 as compared to 26.0% for the three months ended September 30, 2004. The decrease in gross profit and gross profit margin for the three months ended September 30, 2005 is due primarily to an increase in inventory costs for carbon steel as compared to the same period for 2004, reduced gross profit margins on several large, lower margin carbon product sales to customers, and a change in our carbon product sales mix related to increased sales of lower margin products.

Operating Income (Loss)

Reporting Segment	Three Months Ended September 30, 2005 Operating Income (Loss)	Three Months Ended September 30, 2004 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$2,854	$1,852
Carbon Products	4,775	6,426
General Corporate	(1,832)	(2,261)

Total	$5,797	$6,017

Overall. Our consolidated operating income for the three months ended September 30, 2005 decreased $0.2 million from operating income of $6.0 million for the three months ended September 30, 2004. The decrease in consolidated operating income was primarily the result of the $2.0 million decline in carbon products segment gross profit discussed above, which was partially offset by the growth in alloy products gross profit and by reduced company operating expenses of approximately $0.7 million. Expense reductions were driven primarily by lower employee costs and related payroll taxes.

Alloy Products. Our alloy products operating income for the three months ended September 30, 2005 was $2.9 million, an increase of $1.0 million from the three months ended September 30, 2004. The majority of the increase was the result of sales and gross margin increases as described above, partially offset by a slight increase in segment operating expenses.

Carbon Products. Our carbon products operating income for the three months ended September 30, 2005 was $4.8 million, a decrease of $1.7 million from the three months ended September 30, 2004. The decrease in operating income was driven primarily by lower gross profit margins as a result of increased inventory costs for carbon steel products and various larger, lower margin carbon product sales to customers.

Yard and Shop Expenses

Yard and shop expenses were 1.7% and 2.4% of sales for the three months ended September 30, 2005 and the three months ended September 30, 2004, respectively. Yard and shop expenses remained relatively consistent for the three months ended September 30, 2004 compared to the three months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 decreased approximately $0.8 million, or 10.8%, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease is primarily attributable to a reduction in the employee bonus pool accrual and related payroll taxes and a decrease in legal and accounting expenses for the three months ended September 30, 2005 as compared to the same period in 2004. This decrease was partially offset by increases in employee salaries and related payroll taxes, and increases in travel and selling expenses associated with business development efforts.

Interest Expense

Interest expense, net, for the three months ended September 30, 2005 increased $1.6 million, or 100.0%, to $3.2 million from $1.6 million for the three months ended September 30, 2004. The increase in interest expense was the result of the issuance of $105 million of Notes on February 1, 2005 and borrowings under the Company’s new revolving line of credit during the three months ended September 30, 2005, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Interest expense for the three months ended September 30, 2005 included $0.3 million of deferred financing costs amortization compared to zero deferred financing costs for the three months ended September 30, 2004.

Income Tax Expense

Income tax expense was $1.1 million for the three months ended September 30, 2005 as compared to income tax expense of $0.6 million for the three months ended September 30, 2004. The effective tax rate of approximately 39% for the three months ended September 30, 2005, as compared to approximately 14% for the three months ended September 30, 2004 is primarily due to the reduction of a deferred tax liability that was related to the fair value purchase price allocation adjustment to inventory and was recognized in the period the inventory was sold while the effective tax rate for the three months ended September 30, 2004 was reduced by asset impairment charges and the establishment of reserves.

Preferred Stock Dividends and Related Charges

Preferred stock dividends and related charges were $0.5 million for the three months ended September 30, 2005 as compared to $0.6 million for the three months ended September 30, 2004. The decrease resulted from our repurchase of all outstanding shares of our mandatorily redeemable preferred stock partially offset by the issuance of our Series A cumulative compounding preferred stock.

Combined Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Sales

Reporting Segment	Non-GAAP Combined Nine Months Ended September 30, 2005 Sales	Nine Months Ended September 30, 2004 Sales	% Increase
	(dollars in thousands)
Alloy Products	$57,844	$39,473	46.5%
Carbon Products	157,101	110,454	42.2%

Total	$214,945	$149,927	43.4%

Overall. For the combined nine months ended September 30, 2005, our consolidated sales increased $65.0 million, or 43.4%, to $214.9 million as compared to the nine months ended September 30, 2004. This increase in sales was primarily the result of commodity price increases for alloy and carbon products, particularly chrome pipe, and an increase in carbon pipe sales volume, domestically and internationally, partially offset by a decrease in alloy pipe sales volume. The strong worldwide demand for iron ore, nickel, chrome and copper has positively impacted pipe and component pricing and has positively impacted our sales pricing for the combined nine months ended September 30, 2005 while demand for oil, gas and refined products has driven sales volume. Our sales order backlog decreased from $36.7 million at December 31, 2004 to $26.0 million at September 30, 2005 due to several large project order shipments to various customers in the second and third quarters of 2005. Additionally, we believe our backlog was negatively impacted by Hurricanes Katrina and Rita as many of our gulf coast customer’s operations were disrupted. For the weeks following Hurricanes Katrina and Rita, our carbon pipe sales orders from customers in the areas directly impacted by the hurricanes declined by approximately one-third, when compared to the sales orders received in the eight weeks prior to the hurricanes.

Alloy Products. For the combined nine months ended September 30, 2005, our alloy products sales increased $18.4 million, or 46.5%, to $57.8 million as compared to the nine months ended September 30, 2004. This increase was primarily the result of higher commodity price increases offset by a decrease in alloy pipe and stainless unit sales volume. For the combined nine months ended September 30, 2005, our alloy products sales order backlog decreased from $18.5 million at December 31, 2004 to $10.3 million at September 30, 2005. This decrease reflects the completion of several large project orders since December 31, 2004.

Carbon Products. For the combined nine months ended September 30, 2005, our carbon products sales increased $46.6 million, or 42.2%, to $157.1 million as compared to the nine months ended September 30, 2004. This increase was driven by an increase in carbon pipe sales volume which included several large project order shipments primarily to natural gas transmission and distribution customers, and by commodity price increases for our carbon pipe and fittings. Carbon products sales order backlog decreased from $18.2 million at December 31, 2004 to $15.7 million at September 30, 2005. The decrease in carbon products sales order backlog is due to the shipment of several large project orders since December 31, 2004 partially offset by new project orders.

Gross Profit

Reporting Segment	Non-GAAP Combined Nine Months Ended September 30, 2005 Gross Profit	Nine Months Ended September 30, 2004 Gross Profit	% Increase
	(dollars in thousands)
Alloy Products	$17,818	$12,027	48.1%
Carbon Products	27,582	25,875	6.6%

Total	$45,400	$37,902	19.8%

Reporting Segment	Non-GAAP Combined Nine Months Ended September 30, 2005 Gross Profit Margin	Nine Months Ended September 30, 2004 Gross Profit Margin
Alloy Products	30.8%	30.5%
Carbon Products	17.6%	23.4%
Total	21.1%	25.3%

Overall. Our consolidated gross profit for the combined nine months ended September 30, 2005 was $45.4 million, an increase of $7.5 million, or 19.8%, from the nine months ended September 30, 2004. The increase in gross profit is due primarily to the increase in overall alloy and carbon sales when compared to the same period in 2004. Our gross profit margin (gross profit as a percentage of sales) for the combined nine months ended September 30, 2005 decreased to 21.1% as compared to 25.3% for the nine months ended September 30, 2004. The decrease in gross profit margin is due primarily to an increase in inventory costs associated with our alloy and carbon products and the impact of several large, lower margin shipments to customers. The decrease in gross profit margin was partially offset by an increase in sales prices for both our alloy and carbon products.

The gross profit and gross profit margin for the combined nine months ended September 30, 2005 were also negatively impacted by additional cost of sales of $1.5 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. This purchase price allocation adjustment will continue to impact gross profit margins until all of the acquired alloy inventory is sold. As of September 30, 2005, $0.4 million of the purchase price adjustment remained on our Company’s balance sheet. We cannot predict the exact timing of these inventory sales, which we expect will fluctuate from period to period.

Alloy Products. Gross profit for our alloy products for the combined nine months ended September 30, 2005 was $17.8 million, an increase of $5.8 million, or 48.1%, from the nine months ended September 30, 2004. The increase in gross profit is attributable to an increase in alloy product sales when compared to the same period in 2004. Gross profit margin remained consistent for the combined nine months ended September 30, 2005 compared to the same period in 2004 despite a large, lower margin shipment to a customer in the third quarter 2005 and the impact of the $1.5 million purchase price adjustment discussed above.

Carbon Products. Gross profit for our carbon products for the combined nine months ended September 30, 2005 was $27.6 million, an increase of $1.7 million, or 6.6%, from the nine months ended September 30, 2004. The increase is gross profit is attributable to an increase in carbon product sales while the decrease in gross profit margin is attributable to higher inventory costs as a result of the current market price of steel when compared to the same period in 2004 and several large, lower margin shipments to customers in the second and third quarters of 2005.

Operating Income (Loss)

Reporting Segment	Non-GAAP Combined Nine Months Ended September 30, 2005 Operating Income (Loss)	Nine Months Ended September 30, 2004 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$9,523	$4,776
Carbon Products	17,252	15,715
General Corporate	(18,210)	(6,032)

Total	$8,565	$14,459

Overall. Our consolidated operating income of $8.6 million for the combined nine months ended September 30, 2005 decreased $5.9 million from operating income of $14.5 million for the nine months ended September 30, 2004. The consolidated operating income for the combined nine months ended September 30, 2005 includes Transaction-related expenses of approximately $12.0 million. Consolidated operating income as a percentage of consolidated sales for the periods January 1, 2005 to January 31, 2005, the period February 1, 2005 to September 30, 2005, and the nine months ended September 30, 2005 was (51.6)%, 9.4% and 9.6%, respectively. Excluding the Transaction-related expenses, consolidated operating income as a percentage of consolidated sales for the combined nine months ended September 30, 2005 remained consistent when compared to the operating income as a percentage of consolidated sales of 9.6% for the nine months ended September 30, 2004. Operating income for the periods January 1, 2005 to January 31, 2005 and February 1, 2005 to September 30, 2005 was (5.2)% and 9.4%, respectively. Operating income was also reduced for the combined nine months ended September 30, 2005 by increases in employee salaries and related payroll taxes, and increases in travel expenses associated with business development efforts.

Alloy Products. Our alloy products operating income for the combined nine months ended September 30, 2005 was $9.5 million, an increase of $4.7 million from the nine months ended September 30, 2004. The majority of the increase was the result of sales and gross margin increases as described above and was partially offset by an increase in salaries and related payroll taxes, and travel and selling expenses associated with increased business development efforts.

Carbon Products. Our carbon products operating income for the combined nine months ended September 30, 2005 was $17.3 million, an increase of $1.5 million from the nine months ended September 30, 2004. Similar to the alloy product group results, the increase in operating income was driven primarily by sales increases and was partially offset by an increase in salaries and related payroll taxes, and travel and selling expenses associated with increased business development efforts.

Yard and Shop Expenses

Yard and shop expenses were 1.7% and 2.3% of sales for the combined nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively. Yard and shop expenses were $3.4 million for the nine months ended September 30, 2004 compared to $3.7 million for the combined nine months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the combined nine months ended September 30, 2005 increased approximately $13.0 million, or 71.6%, as compared to the nine months ended September 30, 2004. The majority of the increase is related to the approximately $12.0 million in Transaction-related expenses previously discussed above, increases in employee salaries and related payroll taxes, and increases in travel and selling expenses associated with increased business development efforts. The increase in selling, general and administrative expenses was partially offset by a reduction in the employee bonus pool accrual and related payroll taxes, and legal and accounting expenses for the combined nine months ended September 30, 2005 compared to the same period in 2004.

Interest Expense

Interest expense, net, for the combined nine months ended September 30, 2005 increased $5.3 million, or 166.0%, to $8.5 million. Interest expense, net for the nine months ended September 30, 2004 was $3.2 million. The increase in interest expense was the result of the issuance of the Notes on February 1, 2005 and borrowings under the Company’s new revolving line of credit, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt as of February 1, 2005. Interest expense for the combined nine months ended September 30, 2005 included $0.8 million of deferred financing costs amortization compared to less than $0.1 million for the nine months ended September 30, 2004.

Income Tax Expense

Income tax expense was $3.8 million for the period February 1, 2005 to September 30, 2005 as compared to an income tax benefit of $1.9 million for the period January 1, 2005 to January 31, 2005 and income tax expense of $3.4 million for the nine months ended September 30, 2004. The effective tax rate was approximately 37% for the period February 1, 2005 to September 30, 2005, approximately (19%) for the period January 1, 2005 to January 31, 2005 and approximately 30% for the nine months ended September 30, 2004. The effective tax rate for the period February 1, 2005 to September 30, 2005 is primarily caused by the reduction of the deferred tax liability related to the fair value purchase price allocation adjustment to inventory and is reduced in the period the inventory is sold. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 is due to the net loss incurred in the first quarter 2005 as a result of Transaction-related expenses, which may not be fully deductible for income tax purposes.

Preferred Stock Dividends and Related Charges

Preferred stock dividends and related charges were $1.4 million for the combined nine months ended September 30, 2005 as compared to $1.7 million for the nine months ended September 30, 2004. The decrease resulted from our repurchase of all outstanding shares of our mandatorily redeemable preferred stock, partially offset by the issuance of our Series A cumulative compounding preferred stock in connection with the Transactions.

Liquidity and Capital Resources

Combined Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating Activities. Net cash outflows from operating activities were $13.6 million for the combined nine months ended September 30, 2005, when compared with net cash outflows from operating activities of $2.1 million for the nine months ended September 30, 2004. The increase in cash outflows from operating activities was due primarily to the payment of $12.0 million in Transaction-related expenses during the combined nine months ended September 30, 2005 as previously discussed. Excluding the $12.0 million in Transaction-related expenses, cash outflows from operations activities for the combined nine months ended September 30, 2005 would have declined slightly from the nine months ended September 30, 2004. Cash outflows from operating activities for the combined nine months ended September 30, 2005 also included a $5.2 million interest payment on the Notes and the receipt of approximately $0.6 million in income tax refunds.

Investing Activities. Net cash outflows from investing activities were $124.0 million for the combined nine months ended September 30, 2005, compared with net cash outflows from investing activities of $0.6 million for the nine months ended September 30, 2004. The increase in cash outflows is due primarily to the acquisitions of Edgen Corporation and Western Flow for a combined cash purchase price of approximately $122.9 million. Capital expenditures increased to $1.1 million for the nine months ended September 30, 2005 compared to $0.6 million for the same period in 2004. The $0.5 million increase in capital expenditures reflects approximately $0.4 million of leasehold improvements, office equipment and machinery and equipment related to our expanded Canadian operations.

Financing Activities. Net cash inflows from financing activities were $141.1 million for the combined nine months ended September 30, 2005 compared with net cash outflows of $0.3 million from financing activities in the nine months ended September 30, 2004. The increase in cash flows from financing activities of $141.4 million is due primarily to the issuance of the Notes, additional borrowings under our new revolving credit facility and the issuance of common and preferred stock in connection with the Transactions.

Non-Cash Transactions. Non-cash transactions during the combined nine months ended September 30, 2005 include the issuance of restricted stock of $0.3 million, assets acquired under capital lease obligations of $0.1 million and the issuance of a $0.3 million note payable to the previous owners of Western Flow. There were no non-cash transactions during the nine months ended September 30, 2004.

Indebtedness

Senior Secured Notes. We have outstanding $105.0 million aggregate principal amount of 9 7/8% Secured Senior Notes due 2011. Total cash interest payments required under the Notes are in excess of $10.3 million on an annual basis. The indenture governing the Notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning on the date the Notes were issued and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture. All of our domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. The Notes and the related guarantees are secured by liens on substantially all of our assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries). These liens, in the case of assets consisting of inventory, accounts receivable and certain related assets, are contractually subordinated to liens thereon that secure our revolving credit facility.

Senior Credit Facility. On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Transactions. As of September 30, 2005, we had $14.0 million outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries’ working capital assets, which is contractually senior to the liens on such assets securing the Notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the Notes.

Future Capital Needs

Our principal source of liquidity is cash flow generated from operations and borrowings under our new revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. During the third quarter 2005, we made our first $5.2 million interest payment under our Notes and our indebtedness increased from $119.0 million at June 30, 2005 to $119.3 million at September 30, 2005.

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

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations Other than in connection with the Transactions, there have been no material changes outside the ordinary course of our business in the specified contractual obligations during the nine months ended September 30, 2005.

Off-balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Forward Looking Statements

This report includes “forward looking statements.” Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “may,” “could,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “plan,” “estimate,” “target,” “project,” and “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital need and sources of liquidity.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. A discussion of important factors that could cause our actual results of operations or financial condition to differ from expectations has been set forth in Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-124543) as filed with the Securities and Exchange Commission on June 14, 2005. Some of the factors are also discussed elsewhere in this Form 10-Q and have been, or may be, discussed from time to time in our SEC filings. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

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

Interest Rate Risk. As of September 30, 2005, our variable rate borrowings are $14.0 million under our new revolving credit facility. A 100 basis point increase in interest rates, applied to our borrowings at September 30, 2005, would have resulted in an increase in interest expense and a corresponding reduction in cash-flow of approximately $0.1 million per annum.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial statements for the three months ended September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EDGEN CORPORATION

Date: November 14, 2005	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rule 15d-14(a) Certification of President and Chief Executive Officer.

31.2†	Rule 15d-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certification of President and Chief Executive Officer.

32.2†	Section 1350 Certification of Chief Financial Officer.

†	Filed herewith.