Form 10-K
period 2005-12-31
Edgen Corp
filed 2006-04-03
CIK 1318246

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR
THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 333-124543

EDGEN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3908690 (I.R.S. Employer Identification No.)
18444 Highland Road Baton Rouge, Louisiana (Address of principal executive offices)	70809 (Zip Code)

225-756-9868
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒        No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐        No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:    Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        As of March 30, 2006, there were 2,681,564 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
 None

EDGEN CORPORATION

i

FORWARD-LOOKING STATEMENTS

        This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "should," "may," or "could" or words or phrases of similar meaning. They may relate to, among other things: our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  our substantial leverage;

  •
  volatility in the oil and gas, processing and power generation industries that we serve;

  •
  oil and gas drilling activities in North and South America;

  •
  steel price volatility;

  •
  general economic conditions and construction activity in North and South America;

  •
  the risks associated with the expansion of our business;

  •
  our possible inability to integrate any businesses we acquire;

  •
  domestic and foreign competitive pressures;

  •
  fluctuations in industry-wide inventory levels;

  •
  fluctuations in currency exchange rates;

  •
  asserted and unasserted claims against us;

  •
  compliance with laws and regulations, including those relating to environmental matters;

  •
  technological changes; and

  •
  other factors discussed under "Item 1A. Risk Factors" or elsewhere in this report

        Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

ii

PART I

ITEM 1. BUSINESS

General

        Unless otherwise provided in this report, references to "we," "us," and "our Company" refer to Edgen Corporation and its consolidated subsidiaries.

        We are a leading global distributor of specialty steel pipe, pipe components, and high grade structural sections and plates for use in niche applications, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects, expansions of infrastructure and development projects.

        We have two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy-based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications such as in heating, desulphurization, refrigeration and liquefied natural gas units in the processing and refining industries, and in heat recovery steam generation units in the power generation industry. Our carbon products group primarily distributes prime carbon-based specialty pipes, fittings and flanges that are principally used in high-yield, high-tensile, abrasive applications such as the gathering and transmission of oil, natural gas and phosphates, and conductor casing. With the acquisition of Murray International Metals, Inc. ("MIM US"), the U.S. subsidiary of Murray International Metals, Ltd. ("MIM UK"), in December 2005, our carbon products group expanded its products to include high yield and special grade structural steel, primarily high grade steel tubes, plates and sections, used in the construction of offshore drilling oil and gas infrastructure, drilling and production platforms and well heads used in oil and gas projects.

        We purchase specialty steel pipe, fittings and pipe components from manufacturers and sell these products in smaller quantities to a diverse base of end-users and certain maintenance, repair and operations (MRO) distributors for use in high performance niche applications. As an intermediary between these manufacturers and end-users, we provide manufacturers, or our vendors, with the inventory stocking and distribution capabilities necessary to effectively service the product and delivery needs of end-users. Also, for our vendors we are a volume purchaser that performs sales, marketing, inventory and credit functions with respect to the products we distribute for them. These are functions that manufacturers generally are not as well-equipped as we are to perform, given the specialized nature of the markets we serve.

        We are a one-stop supply source for many end-users and certain MRO distributors for a broad range of these highly specialized products. We serve our customers by providing them with products, service, inventory management, technical product knowledge and just-in-time product delivery. Our significant distribution capabilities include field locations that stock and distribute inventory and that are in close proximity to our customers. This enables us to provide our customers with rapid execution on their product orders, often within 24 hours of their order. We also provide ancillary services and support to customer specifications for many of the products we sell, including cutting, welding, threading, coating, cleaning and painting.

        We are headquartered in Baton Rouge, Louisiana and we currently operate in 17 locations, including 15 in the United States and two in Canada. Fourteen of our locations currently stock inventory for distribution. For the combined twelve months ended December 31, 2005, our total sales were $281.7 million, and our sales for our alloy products group and our carbon products group were $76.6 million and $205.1 million, respectively. For the year ended December 31, 2004, our total sales were $207.8 million, and our sales for our alloy products group and our carbon products group were $52.2 million and $155.6 million, respectively. For an explanation of combined results, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor." For additional financial information concerning the Company's operating segments and within geographical areas, see note 12 to our audited consolidated financial statements included elsewhere in this report.

        We are a Nevada corporation and our principal offices are located at 18444 Highland Road, Baton Rouge, Louisiana 70809. Our telephone number is (225) 756-9868. Our annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge at the Securities and Exchange Commission's ("SEC") website at www.sec.gov.

Industry Overview

        We operate within the steel pipe, pipe components, and high grade structural sections and plates industry which is comprised of manufacturers and distributors of welded or seamless pipe, pipe components, sections and plates made from carbon steel and various alloy steels. This industry consists of a large number of small companies, which are limited with respect to product line, inventory size, and customers who are generally located within a specific geographic area, and a few relatively large distribution and manufacturing companies.

        Full service distributors like us fulfill an important function for many end-users. Manufacturers sell pipe, tube and components generally in large volumes only to distributors or end-users that can order in large quantities and tolerate relatively long lead times. By providing storage, distribution and services in accordance with customer specifications, distributors act as an effective intermediary between manufacturers and end-users. The inventory management and just-in-time delivery services provided by full service distributors reduce the need, and associated costs and capital requirements, for an end-user to perform its own inventory functions. During 2005, we believe the specialty pipe and components and structural steel product markets have experienced increased distribution activity driven by customers' maintenance and capital expenditure levels. We believe the increase in capital and maintenance expenditure levels is primarily attributable to customers' confidence in oil and gas prices and continuing consumer demand.

Business Strengths

        We offer a broad range of specialized products.    We are an effective intermediary between vendors and buyers of highly specialized steel pipe, fittings and pipe components and high grade structural sections and plates for use in high performance niche applications. We offer and deliver a broad range of products that are difficult for our customers to purchase directly from manufacturers because of the large order size and lengthy lead times typically required by manufacturers. Our diverse inventory of specialized products includes over 14,000 stock-keeping units (SKUs) for specialty pipes, fittings and pipe components and structural sections and plates. For many of our customers, we can function as a single inventory source for all of their specialty product requirements.

        We have significant distribution capabilities.    We currently operate in 17 locations, including 15 in the United States and two in Canada. Fourteen of our locations currently stock inventory for quick turnaround to our customers. As of December 31, 2005, we had an approximately 92-member sales force consisting of field sales representatives as well as on-site sales and service representatives who provide 24-hour customer support. Our distribution locations are primarily located throughout the United States and are in close proximity to our U.S. customers so that we can ship the majority of our products in an expedited manner. In addition, we have developed strong relationships with logistics providers and other shippers to provide access to reliable transportation. These distribution capabilities enable us to provide our customers with rapid execution of their specialized orders.

        Our vendor network is extensive.    We have mutually beneficial, longstanding relationships with an established network of vendors. We believe our vendor relationships are difficult for others to replicate. There are a limited number of manufacturers with the capabilities to produce high grade specialty pipe, component products, and high yield structural steel plates and sections, and we are a volume purchaser of their products. Our global network enables us to stock and distribute a considerable breadth of products for use in niche markets. Although we concentrate our purchasing power on a select group of highly valued vendors, we currently have multiple sources for the products we distribute and are not dependent on any single manufacturer.

        We have a broad customer base.    We distribute to a diverse base of over 2,000 customers in a variety of geographic locations and industries. Our customers include, among others, oil and gas companies, processing and fabrication companies, power generation companies, and MRO distributors. They are generally large companies with recognized names in their respective industries. For the combined twelve months ended December 31, 2005, our top ten customers represented approximately 28% of our total sales and one customer represented approximately 9.6% of total sales. For the year ended December 31, 2004, our top ten customers represented less than 23% of our total sales and no single customer represented more than 6% of total sales. Due to the nature of our business, customer sales concentrations may materially fluctuate from quarter to quarter based on customer needs.

        We focus on high margin specialty products.    We focus on high margin specialty steel pipe, pipe components and high grade structural steel products that are designed for their high performance characteristics and are frequently used in harsh or extreme environments. Concentrating our sales and marketing resources on higher margin products has contributed to our higher gross profit margins and sales per employee.

        We have a streamlined operating structure.    In 2003, we focused efforts on capturing the synergies, efficiencies and business development opportunities from integrating the businesses we had acquired since 1997. Since that time, we continue to focus on identifying and implementing operating efficiencies within the Company including the integration of facilities and use of technology to provide quality service to customers and enhance inventory management. We believe these efforts result in streamlined operations and provide us the opportunity to enhance our position as a single source specialty pipe and components and structural steel distributor to our customers and vendors. For the combined twelve months ended December 31, 2005, compared to the years ended December 31, 2004 and 2003, we increased inventory turns to 3.2 times from 2.8 times and 2.1 times, respectively.

        We have an experienced management team.    We have an experienced executive management team, averaging nearly 25 years of experience in the steel pipe distribution industry. Daniel J. O'Leary, our President and Chief Executive Officer, has 28 years of experience in the pipe and tube industry and has held executive management positions at Stupp Corporation, Maverick Tube Corporation, Lone Star Steel Company and Red Man Pipe & Supply Company. Our management team also has substantial experience operating under a leveraged capital structure, as well as significant acquisition experience gained from our acquisition of eight companies since 1997. In connection with the closing of the Buy-out Transaction and the creation of our parent holding company, discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," our management made equity investments of approximately $2.4 million and $0.9 million, respectively, and now owns approximately 11% and of the common interests and approximately 6% of the preferred interests in our parent holding company, Edgen/Murray, L.P.

Business Strategy

        Maximize Business Development Opportunities.    Consistent with our efforts to integrate our acquisitions and streamline our operating structure, we have focused on maximizing opportunities for business development. We have repositioned our field sales and business development team to work together with our regional sales offices, with a focus on increasing sales to our current customers and developing new customers across our entire portfolio of specialty products. As part of this effort, we intend to continue to:

  •
  leverage our broad product portfolio by developing relationships with end-users with purchasing needs ranging across all areas of our product portfolio;

  •
  focus our business development efforts on identifying opportunities to offer our full portfolio of carbon and alloy based products to end-users, fabricators and engineering and construction firms;

  •
  penetrate the MRO distribution market to increase opportunities for us to provide products to these MRO suppliers for distribution to their end-users;

  •
  use customer feedback to enable us to provide meaningful product and service solutions through our inventory depth and breadth, our vendor relationships and our distribution capabilities; and

  •
  expand customer development opportunities with engineering and construction companies to capitalize on the broad range of products that we can provide to large capital projects.

        Expand Our International Presence.    The international specialty pipe and component market is substantially larger than the domestic market and provides significant potential growth opportunity for our business. Many of our domestic customers have international operations and may provide a built-in market for our products as we expand into select international markets. We have five field sales representatives dedicated to international business development, two outside international sales agents with whom we contract on an agency basis and seven multilingual on-site sales and service representatives focused solely on the international effort. For the combined twelve months ended December 31, 2005, our sales to international customers increased over 100% to $38.6 million, compared to $16.5 million for the year ended December 31, 2004. The majority of these sales were to customers in Asia, Canada, Middle East, Mexico, Western Europe, and South America. As of December 31, 2005, our international order backlog was approximately $14.6 million.

        Optimize Purchasing and Inventory Levels.    Our vendors often consider us to be a preferred customer, and in some instances, a single distribution channel for their specialty products. We aim to continue to build strong relationships with our vendors. While we have established favorable relationships with certain vendors, we continue to maintain secondary suppliers for all key products. During 2004 and 2005, we consolidated our purchasing power significantly. For the combined twelve months ended December 31, 2005, approximately 58% of our purchases were from our top ten vendors, compared to 55% and 43% in 2004 and 2003, respectively. By consolidating our purchasing power we have gained favored status with certain vendors in regard to lead times, discounts and payment terms. As we continue to strengthen our vendor relationships, we are able to devote increased resources to providing our customers with products that are of greater importance to their business and have fewer substitutes.

        Pursue Accretive Strategic Acquisitions.    Since 1997, we have grown through a series of eight acquisitions including the acquisition of Western Flow Products, Inc. ("Western Flow") in July 2005, and MIM US in December 2005. We continue to evaluate strategic acquisition opportunities in our core business as they become available, with a view to expanding our geographical reach to attract new customers and more effectively service existing customers.

History

        We were founded in 1983 as Thomas Pipe and Steel, Inc. and were acquired in 1996 by an investor group. Since 1996, we have grown from a one location domestic distribution business in Baton Rouge, Louisiana with a limited product line to a leading global distributor with a diverse product offering and

17 locations—15 in the United States and two in Canada. We have achieved this growth through eight add-on acquisitions and two greenfield start-up locations.

        Our acquisitions have served to expand our geographic presence, addressable market and customer base, as well as to significantly broaden our product offering. We have extended our geographical reach from locations in Louisiana, Missouri and Texas in 1996 to Colorado, Florida, Pennsylvania, Illinois, North Carolina, California and Canada today. Likewise, our product offering has grown from specialty carbon steel pipe to include alloy pipe and carbon and alloy fittings and flanges, and high grade, structural steel products including sections, plates and tubulars. This broadened product offering makes us one of the few distributors to offer a complete line of specialty steel pipe, components and high grade structural steel products. Through our acquisitions, we have also been able to broaden our target markets, substantially reducing the volatility associated with single end-use industry concentrations.

        The table below identifies some of the significant events in our history:

Year	Significant Event
1983	Thomas Pipe and Steel, Inc. founded in Baton Rouge, Louisiana
1996	Thomas Pipe and Steel, Inc. acquired by an investor group
1997	Acquisition of Arrow Tubular Corporation, which became the St. Louis, Missouri location of Thomas Pipe and Steel
1998	Acquisition of Bartow Steel
1999	Acquisition of Radnor Alloys, Inc.
1999	Moved into newly acquired headquarters building in Baton Rouge, Louisiana
2000	Acquisition of Resource Pipe Company
2000	Changed our name to Edgen Corporation
2001	Acquisition of Pro Metals, Inc.
2002	Acquisition of Service Industrial Supply Co. (SISCO)
2002	Discontinued operations of Bartow Steel International and sold off its assets
2002	Formed Edgen Canada Inc. as the marketing arm for all Edgen products in Canada
2003	Hired Daniel J. O'Leary as Chief Operating Officer to address operating synergies and growth opportunities; promoted Mr. O'Leary to President and Chief Executive Officer
2003	Implemented operational initiatives, integrating prior acquisitions and organizing operations under our alloy products group and our carbon products group
2003	Divested steel service center operations of Thomas Pipe and Steel, Inc.
2003	Implemented international sales effort
2005	Buy-out Transaction: sale to Edgen Acquisition Corporation (formed by Jefferies Capital Partners and certain members of management) and merger, with Edgen Corporation surviving the merger; related financing including issuance of senior secured notes
2005	Acquisition of Western Flow Products, Inc.
2005	Acquisition of Murray International Metals, Inc. and related issuance of senior secured notes

Products

        We distribute specialty steel pipe, pipe components and high grade structural steel products that are used in environments that require high performance characteristics. Our products are used in refining, petrochemical, power generation, mechanical construction, offshore production, platform construction and certain specific oil and gas applications. They are used for maintenance and repair projects, expansions of infrastructure and development projects. These products are generally highly engineered prime carbon or alloy steel and possess unique performance characteristics for extreme environments, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, and high pressure. We offer our customers a broad product offering, which includes over 14,000 SKUs, and a large inventory of currently over 50,000 tons of pipes and components in more than 5,000 sizes and grades, to consistently provide products that are not generally otherwise available on a quick-response basis in quantities that are usable by customers.

        In addition to our diverse inventory and technical product knowledge, we offer a wide range of cutting and finishing services to ensure that the materials are ready upon receipt by our customers. Our principal services include: cutting, welding, threading, coating, cleaning and painting to customer specifications.

        We principally distribute two categories of products: alloy products and carbon products.

        Alloy Products.    Alloy steel is composed of iron, carbon and one or more other elements (such as chromium, cobalt, nickel, molybdenum) that undergo a special heat treatment to achieve specific physical properties. The alloy products we sell are principally used in high-pressure, extreme temperature and high-corrosion applications, such as in heating, desulphurization, refrigeration and liquefied natural gas units in the processing and refining industries, and in heat recovery steam generation units in the power generation industry. Substantially all of our alloy products are imported from Germany, Italy, South Korea or Japan.

        Carbon Products.    Our carbon products group primarily distributes prime carbon-based specialty pipe, fittings and flanges that are principally used in high-yield, high-tensile, abrasive applications such as the gathering and transmission of oil, natural gas and phosphates, conductor casing and structural supports for the offshore drilling and production segment of the oil and gas industry. With the acquisition of MIM US, we have expanded our products to include high yield, high grade and quality structural steel products used primarily in the offshore oil and gas industry. We purchase our carbon products from both domestic and international manufacturers.

        The following table summarizes our primary product offerings:

Summary of Primary Distributed Products

Product	Characteristics	Material	Qualities	Primary Applications
Alloy Products
Stainless	Seamless	12-16% chromium, 8-12% nickel	Corrosion resistance	Refining, petrochemical and power
Duplex	Seamless	20% chromium	Higher corrosion resistance	Refining, petrochemical and power
ChromeMoly	Seamless	Chromium and molybdenum	High temperature and pressure tolerance	Refining, petrochemical and power
Nickel Alloys	Seamless	High nickel	High temperature and highest corrosion resistance	Refining, petrochemical and power
Carbon Products
Carbon	Welded and seamless	< 1% carbon	High and low pressure tolerance	Mechanical construction, certain processing
Large Diameter Carbon	Welded, thicker walled	< 1% carbon	High structural strength	Offshore jacket and topside and onshore structural, marine riser and conductor, booster line and annulus pipe
High Yield Carbon	Welded or seamless, thinner walled	Carbon and alloys	Lighter weight, high bursting strength	Gathering and transmission pipelines
Section	Seamless and welded	Carbon	High yield and various thickness, lengths and widths	Offshore topside and onshore structural
Plate	Hot-rolled	Carbon	High yield and various thickness, lengths and widths	Offshore jacket and topside and onshore structural

Vendors

        We have mutually beneficial, longstanding relationships with an established network of vendors. This extensive network of vendor relationships enables us to stock and distribute a considerable breadth of products. Although we concentrate our purchasing power on a select group of highly valued vendors, we have multiple sources for the products we distribute and are not dependent on any single manufacturer. Since 2003, we consolidated our purchasing power significantly. For the combined twelve months ended December 31, 2005, 58% of our purchases were with our top ten vendors compared to 55% and 37% in 2004 and 2003, respectively. Consolidating our purchasing power has resulted in favored status with certain of our vendors in regard to lead times, discounts and payment terms. As we continue to strengthen our vendor relationships, we are able to devote increased resources to providing our customers with products that are of greater importance to their business and have fewer substitutes.

        Our two product groups each have employees who are responsible for making the inventory purchases for their respective groups. These employees are specialists in their product lines and are in continuous contact with our regional managers, sales personnel and customers in our various markets in order to anticipate demand. This enables them to place vendor orders, which often require six to nine months lead time to fill, in a timely manner. Our purchasing staff develops and evaluates our working relationships with vendors to ensure availability, quality and timely delivery of products. We use general economic indicators, inquiries, orders and continuous interaction with our customers to help us determine customer usage patterns, expected delivery dates and the nature of active projects in the market. Our company-wide management information system assists in evaluating historical usage, the inventory at each of our locations, and other purchasing data.

Customers

        We have a diverse base of over 2,000 customers from a variety of geographic locations and industries. They are generally large companies with recognized names in their respective industries. Our customers include, among others, oil and gas companies, processing and fabrication companies, power generation companies, and MRO distributors.

Sales and Marketing

        As of December 31, 2005, we maintained a staff of approximately 78 on-site sales representatives who are responsible for any task typically related to the filling of an order, 14 field sales representatives who are tasked with generating new business and maintaining customer relationships, and two full-time customer service specialists who support the on-site and field sales representatives by identifying and resolving any potential customer issues. We believe that we maintain excellent relationships with our sales representatives.

        Our sales and marketing efforts are focused on international as well as domestic markets, and in early 2004 we developed an international sales team. Of our total sales force as of December 31, 2005, five field representatives were dedicated to international business development and seven multilingual on-site sales and service representatives were focused solely on international orders. To supplement these efforts, we also currently have two outside international sales agents with whom we contract on an agency basis.

        Our on-site sales force operates under a regional branch model. Field representatives are located at various branch locations and ultimately report to our vice president of business development, who is responsible for the business development efforts at both our alloy products group and our carbon products group. All but one of our inventory stocking facilities has a regional manager that is responsible for pricing, order placement, customer service and marketing strategy. The regional managers report directly to the presidents of their respective operating segments, who have final authority on sales and marketing issues. The regional branch model allows the presidents of the operating segments to have direct control over the management and implementation of our sales and marketing strategy.

Intellectual Property

        We have common law trademark rights to a number of names and marks important to our business, including Edgen™, Bartow Steel™, Resource Pipe Co.™, SISCO™, Thomas Pipe™, Pro Metals™, and Radnor Alloys™, although we have not obtained federal registrations for them.

Employees

        As of December 31, 2005, our workforce consisted of 238 full time employees, of which 73 were warehouse personnel, 92 were sales personnel and 73 were administrative personnel. We have a non-unionized workforce and none of our full-time employees are covered by a collective bargaining agreement. In general, we consider our employee relations to be good.

Competition

        Our products are sold in highly competitive markets. Companies in the steel pipe, pipe components, and high grade structural steel industry compete primarily on price and ability to deliver products in a timely manner. Purchase decisions are also influenced by previous experience with a particular distributor and a distributor's ability to supply the full range of pipes, pipe components, plates and sections. We have numerous competitors who compete with us for customers as well as approved vendor sources in the distribution of alloy and carbon specialty products. We believe none of our competitors individually possesses a significant market share in the specialty products we distribute, as most do not offer the depth and breadth of products that we offer.

Environmental Matters

        Our operations are subject to various state and federal laws and regulations relating to environmental concerns. As with other companies engaged in like businesses, the nature of our operations expose us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. In addition, our operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Management believes that our operations are in substantial compliance with such laws and regulations.

        We have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Seasonality

        Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas infrastructures and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to MRO distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Working Capital Practices

        Volatility in the specialty pipe, pipe components, and high grade structural steel industry, from time to time, can result in significant fluctuations in cash flow supporting our working capital levels. Inventory and accounts receivable comprise a large percentage of our total assets and can vary significantly from quarter to quarter. At December 31, 2005 and 2004, inventory and accounts receivable represented 59.6% and 75.6%, respectively, of total assets excluding cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 1A. RISK FACTORS

        Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and/or future prospects could be materially adversely affected.

        Volatility in oil and gas prices and refining margins could reduce demand for our specialty pipe, plates, sections and pipe components, which could cause our sales to decrease.

        Proceeds from the sale of specialty steel pipe, fittings and flanges, and structural steel plates and sections to the oil and gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and gas industry and its ability and willingness to make capital expenditures to explore for, develop and produce oil and gas and produce refined products. If these expenditures decline, our business will suffer. The industry's willingness to explore, develop, produce, and refine depends largely upon the availability of attractive drilling prospects and the prevailing view of future oil and gas prices. Many factors affect the supply and demand for oil and gas and therefore influence our product prices, including:

  •
  level of domestic and worldwide oil and natural gas production;

  •
  level of domestic and worldwide supplies of, and demand for, oil and natural gas;

  •
  expected cost of delivery of new reserves;

  •
  availability of attractive oil and gas fields for production, which may be affected by governmental action, or environmental activists which may restrict drilling prospects;

  •
  changes in the cost or availability of transportation infrastructure;

  •
  level of drilling activity;

  •
  national, governmental and other political requirements, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

  •
  impact of political instability or armed hostilities involving one or more oil and gas producing nations;

  •
  domestic and worldwide refinery overcapacity or undercapacity and utilization rates;

  •
  pricing and other actions taken by competitors that impact the market;

  •
  failure to successfully implement planned capital projects or to realize the benefits expected for those projects;

  •
  changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

  •
  aggregate refinery capacity to convert heavy sour crude oil into refined products;

  •
  cost of developing alternate energy sources;

  •
  domestic and foreign governmental regulations, especially environmental regulations, trade laws and tax policies; and

  •
  the overall domestic and foreign economic environment.

        Volatility in the oil and gas markets and general economic conditions could cause demand for our principal products to decrease, which would adversely affect our business, consolidated financial condition, results of operations and liquidity.

        Oil and gas, power and refined products prices have been and are expected to remain volatile. This volatility causes oil and gas companies, drilling contractors, power generators and utilities, MROs and refiners to change their strategies and expenditure levels. We have experienced in the past, and we may experience in the future, significant fluctuations in operating results based on these changes.

Supply of steel and the price we pay for steel pipe and components and high grade structural steel products may fluctuate due to a number of factors beyond our control, which could adversely affect our operating results.

        We purchase large quantities of carbon and alloy steel pipe, pipe components and high grade structural steel products, which we sell to a variety of end-users and certain MRO distributors. The prices we pay for these products and the prices we charge for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. Prices for raw materials used in the production of steel have increased significantly in recent years due primarily to international demand. We seek to maintain our profit margin by attempting to increase the price of our products in response to increases in the prices we pay for our inventories. If, however, we are unable to pass on higher costs to our customers, there is a delay in our ability to pass on higher costs to our customers or our supply of products is delayed or curtailed, this could have a material adverse effect on our business, financial condition, results of operations and liquidity. Alternatively, significant steel price decreases can have a material adverse effect on our business, financial condition, results of operation and liquidity if decreases in steel prices necessitate us to reduce product pricing, especially to the extent inventory has been purchased by us prior to the steel price decreases.

Our business is sensitive to economic downturns, which could cause our revenues to decrease.

        The demand for our products is dependent on the general economy, the oil and gas, processing and power generation industries and other factors. Downturns in the general economy or in the oil and gas, processing or power generation industries can cause demand for our products to materially decrease. In 2003, the specialty pipe, sections, plates and pipe components industry experienced softness principally due to weak economic conditions in general and reduced spending on expansion and development projects by end-users. During 2003, we experienced a significant decline in sales and profitability, primarily as a result of a severely depressed power generation market and reduced spending in the processing and oil and gas industries, and an internal decision to liquidate inventory of certain low-margin products. In addition, if we are not adequately able to predict demand and if our inventories (or the inventories of manufacturers, other distributors or our customers) become excessive, there could be a material adverse effect on price levels for our products, the quantity of products sold by us and our revenues.

Significant competition from a number of companies could reduce our market share and have an adverse effect on our selling prices and sales volumes.

        We operate in a highly competitive industry and compete against a number of companies, some of which have significantly greater financial, technological and marketing resources than we do. We believe that our ability to compete depends on high product performance, short lead-time and timely delivery, competitive pricing and superior customer service and support. We might be unable to compete successfully with respect to these or other factors. If we are unsuccessful, we could lose market share to our competitors. Moreover, actions by our competitors could have an adverse effect on our selling prices and sales volumes.

The development of alternatives to specialty pipe and components and high grade structural steel product distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

        Our customers could begin satisfying more of their product needs by purchasing directly from manufacturers, which could result in decreases in our sales and earnings. Our suppliers could invest in infrastructure to expand their own local sales force and inventory stocking capabilities and sell more products directly to our customers. These or other actions that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings.

Increases in customer, manufacturer and distributor inventory levels could reduce our sales and profit.

        Customer, manufacturer and distributor inventory levels of specialty pipe, plate, sections and pipe component products can change significantly from period to period. Increases in our customers' inventory levels can have a direct adverse effect on the demand for these products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability.

        Increased inventory levels by manufacturers or other distributors can cause an oversupply of specialty products in our markets and reduce the prices that we are able to charge for our products. Reduced prices, in turn, would likely reduce our margins and overall profitability.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships and a disruption of these systems could adversely affect our business.

        Our information technology (IT) system is an integral part of our business and growth strategies, and a serious disruption to our IT system could significantly limit our ability to manage and operate our business efficiently, which in turn could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT system to process orders, track credit risk and manage inventory and accounts receivable collections. Our IT system also allows us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. While we have contingency plans in place in case of an emergency, we cannot assure you that the plans will allow us to continue to operate at our current level of efficiency.

Loss of third-party transportation providers upon whom we depend or conditions negatively affecting the transportation industry could increase our costs or cause a disruption in our operations.

        We depend upon third-party transportation providers for delivery of products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, increases in fuel prices and weather conditions, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis. We cannot predict whether or to what extent recent increases or anticipated increases in fuel prices may impact our costs or cause a disruption in our operations going forward.

Loss of key suppliers or reduced product availability could decrease our sales and earnings.

        For the combined twelve months ended December 31, 2005, our ten largest suppliers accounted for approximately 58% of our purchases and our single largest supplier accounted for approximately 15% of our purchases. The loss of any of these suppliers—or a reduction in purchases by us from these suppliers that results in the loss of volume discounts—could result in a decrease in our sales, operating results and earnings by decreasing the availability, or increasing the prices, of products we distribute, which could limit our ability to satisfy our customers' product needs. Such reduced product availability could put us at a competitive disadvantage.

        In addition, particular products or product lines may not be available to us, or available in quantities sufficient to meet our customer demand. A substantial decrease in the availability of these products or product lines could result in a decrease in our sales, operating results and earnings as we might not be able to satisfy our customer's product needs. Such reduced product availability could put us at a competitive disadvantage.

Our ten largest customers account for a substantial portion of our sales and profits, and the loss of these customers could result in materially decreased sales and profits.

        Our top ten customers accounted for approximately 28% of our overall sales for the combined twelve months ended December 31, 2005, and one customer represented approximately 9.6% of total sales. While we generally have contracts with our major customers, these contracts generally may be discontinued with 30 days' notice by either party, are not exclusive and do not require minimum levels of purchases. We may lose a customer for any number of reasons, including as a result of a merger or acquisition, contract expiration, the selection of another provider of our products, business failure or bankruptcy, or our performance. We may not retain long-term relationships or secure renewals of short-term relationships with our major customers in the future. If we were to lose major customers, our revenues and profits would materially decrease.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes.

        Our indebtedness is substantial. As of December 31, 2005, we had approximately $135.0 million of total indebtedness outstanding. We had no borrowings under our revolving credit facility as of December 31, 2005. We also have the ability to borrow up to an additional approximately $20.0 million under our revolving credit facility. As a result, we are a highly leveraged company. This level of leverage could have important consequences including the following:

  •
  it may be more difficult for us to satisfy our obligations under the senior secured notes and our other indebtedness (for example, we may not be able to pay interest or repurchase the senior secured notes when and if we are required to do so);

  •
  a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, which would reduce the funds available for operations, future business opportunities or other purposes;

  •
  our ability to obtain additional debt or equity financing in the future to fund working capital, capital expenditures, acquisitions, general corporate or other purposes will be limited;

  •
  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate will be limited;

  •
  we may be placed at a competitive disadvantage compared to those of our competitors who operate on a less leveraged basis; and

  •
  we will be more vulnerable to adverse changes in economic and industry conditions.

        In addition, the indenture governing the senior secured notes and our revolving credit facility contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

        We and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt resulting from the issuance of additional senior secured notes and borrowings under our revolving credit facility. The terms of the indenture governing the senior secured notes limits our ability to incur additional debt but does not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. As of December 31, 2005, we had the ability to borrow an additional approximately $20.0 million under our revolving credit facility, subject to the restrictions contained therein.

        In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the senior secured notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. Adding new debt to current debt levels could intensify the leverage-related risks that we and our subsidiaries now face.

The indenture governing the senior secured notes, and the instruments governing our other indebtedness, including our revolving credit facility, impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

        The indenture governing the senior secured notes, and our revolving credit facility contain covenants that restrict our ability and the ability of our subsidiaries to take various actions, such as the ability to:

  •
  incur or guarantee additional indebtedness or issue certain preferred stock;

  •
  make capital expenditures, investments or acquisitions;

  •
  pay dividends, redeem subordinated indebtedness or make other specified restricted payments;

  •
  issue capital stock of our restricted subsidiaries;

  •
  create or incur liens;

  •
  transfer or sell assets, including capital stock of our restricted subsidiaries;

  •
  enter into certain transactions with our affiliates;

  •
  incur dividend or other payment restrictions affecting our restricted subsidiaries; and

  •
  consummate a merger, consolidate or sell all or substantially all of our assets.

        Our ability to comply with these covenants can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will satisfy those requirements. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under the revolving credit facility and /or the indenture governing the senior secured notes. We cannot assure you that our assets would be sufficient to repay such amounts (including amounts due under the senior secured notes) in full. We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain financial ratios or because of the limitations imposed on us by the restrictive covenants under these instruments. In addition, upon the occurrence of an event of default under the revolving credit facility or the indenture governing the senior secured notes, the lenders could elect to declare all amounts outstanding under the revolving credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness under our revolving credit facility and the senior secured notes.

The credit ratings assigned to our senior secured notes may be downgraded.

        The credit ratings assigned by Standard & Poor's Ratings Group and/or Moody's Investor Service, Inc. (the "Rating Agencies") to our senior secured notes represent the opinion and assessment of the Rating Agencies of the credit quality of the senior secured notes and are not a guaranty of quality or a recommendation to buy, sell or hold the senior secured notes. Any ratings assigned by each Rating Agency to the senior secured notes reflect such Rating Agency's assessment of the likelihood that holders of the senior secured notes will receive timely payments of interest and principal to which they are entitled. Such ratings do not constitute an assessment of the likelihood that principal prepayments (including those caused by defaults) on the senior secured notes will be made, the degree to which the rate of such prepayments might differ from that originally anticipated or the likelihood of early optional termination of the senior secured notes. Such ratings do not address the possibility that prepayment at higher or lower rates than anticipated by a holder of the senior secured notes may cause such holder to experience a lower than anticipated yield or that such holder might fail to recoup its initial investment under certain prepayment scenarios. Such ratings may be downgraded, qualified and/or withdrawn by the Rating Agencies from time to time if, in their judgment, circumstances in the future warrant such action. Any such downgrade, or any qualification or withdrawal, by one or both Rating Agencies may adversely effect the value of the senior secured notes and/or the ability of the holders of the senior secured notes to transfer the senior secured notes to certain investors.

        In December 2005, we were notified by Standard & Poor's of a change in their methodology used to assess the credit rating of bonds and, as a result, the credit rating assigned to our senior secured notes was downgraded by Standard and Poor's from B-1 to CCC+ in December 2005. There was no change in Moody's bond credit rating of B3 in 2005. Holders of the senior secured notes are advised to consult with their advisors regarding the effect that a downgrade, qualification or withdrawal of the credit ratings on the senior secured notes may have on the holder's ability to continue to hold or invest in such senior secured notes.

We may need additional capital in the future and it may not be available on acceptable terms.

        We may require more capital in the future to:

  •
  fund our operations;

  •
  finance investments in equipment and infrastructure needed to maintain and expand our distribution capabilities;

  •
  enhance and expand the range of products we offer; and

  •
  respond to competitive pressures and potential strategic opportunities, such as investments, acquisitions and international expansion.

        We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services.

Risks generally associated with acquisitions, including identifying and integrating future acquisitions.

        An important element of our growth strategy has been and is expected to continue to be the pursuit of acquisitions of other businesses that either expand or complement our existing product lines. We cannot assure you, however, that we will be able to identify additional acquisitions or that we would realize any anticipated benefits from such acquisitions. Integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers and potential adverse short-term effects on operating results. Acquired businesses may require a greater amount of capital, infrastructure or other spending than we anticipate. In addition, we may incur debt or issue securities to finance future acquisitions, which could adversely affect our ability to fulfill our obligations under our senior secured notes. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or at all. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

Disruptions in the political and economic conditions of the foreign countries in which we purchase and/or distribute our products could adversely affect our business.

        We distribute our products internationally, including to Asia, Canada, Mexico, Middle East, South America, and Western Europe, and expect to expand our distribution into new regions. In addition, substantially all of our alloy products are imported from international markets such as Germany, Italy, Japan and South Korea, and we also purchase a portion of our carbon products from abroad. International distribution increases our exposure to risks of war, terrorist attacks, local economic conditions, political disruption, civil disturbance and governmental policies that may:

  •
  disrupt our purchasing and/or distribution capabilities;

  •
  restrict the movement of funds or limit repatriation of profits;

  •
  lead to U.S. government or international sanctions; and

  •
  limit access to markets for periods of time.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

        Our market areas in the southeastern United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, suppliers and employees. In late August 2005 and September 2005, Hurricanes Katrina and Rita struck the gulf coast of Louisiana, Mississippi, Alabama and Texas and caused extensive and catastrophic physical damage to those market areas. As a result of Hurricanes Katrina and Rita, our Louisiana and Texas locations sustained minor physical damage and were closed for a minimal number of days to secure our employees. Additionally, our sales order backlog and shipments experienced a temporary decline immediately following the hurricanes. We cannot predict whether or to what extent damage caused by future hurricanes will affect our operations or the economies in those market areas. Such weather events could result in disruption of our purchasing and/or distribution capabilities, interruption of our business that exceeds our insurance coverage, our inability to collect from customers and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other adverse weather events.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our financial condition could suffer as a result.

        Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. The departure of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We do not maintain key-man life insurance on any of our executive officers. We cannot assure you that the services of such personnel will continue to be available to us. See "Item 10. Directors and Executive Officers of the Registrant."

We might be unable to employ and retain a sufficient number of sales and customer service personnel.

        Many of our customers require products that are complex, highly engineered and often must be able to perform in harsh conditions. We believe that our success depends upon our ability to employ and retain qualified sales and service personnel with the ability to understand our products and provide tailored product solutions to our customer base. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our growth potential could be impaired.

We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

        Our operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. As with other companies engaged in like businesses, the nature of our operations expose us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. We cannot assure you that material costs will not be incurred in connection with such liabilities or claims.

        Based on our company's experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, financial condition or results of operations. We cannot predict, however, what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. Nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

We may not have adequate insurance for potential liabilities.

        Our products are sold primarily for use in the oil and gas, processing and power generation industries, which are subject to inherent risks that could result in death, personal injury, property damage, pollution or loss of production. In addition, defects in our products could result in death, personal injury, property damage, pollution or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages. Our insurance may be inadequate or unavailable to protect us in the event of a claim or our insurance coverage may be canceled or otherwise terminated. We face the following additional risks under our insurance coverage:

  •
  we may not be able to continue to obtain insurance on commercially reasonable terms or at all;

  •
  we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination or terrorist attacks;

  •
  the dollar amount of any liabilities may exceed our policy limits; and

  •
  we may incur losses from interruption of our business that exceed our insurance coverage.

        Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We are subject to litigation risks that may not be covered by insurance.

        In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have sold, and some relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

The ownership and control of our company and MIM UK by a single holding company may result in conflicts of interest between our company and MIM UK.

        In connection with the acquisition of MIM US and the acquisition of MIM UK by Pipe Acquisition Limited ("PAL"), we became a wholly owned subsidiary of Edgen/Murray, L.P., an entity organized by Jefferies Capital Partners ("JCP") and our other then existing stockholders. The ownership of our company and MIM UK by a single holding company may result in conflicts of interest between MIM UK and our company. For example, Edgen/Murray, L.P. may cause MIM UK to pursue opportunities that would be attractive to us. If such potential opportunities were diverted from our company to MIM UK, our business, financial condition and results of operations could be adversely effected. Additionally, our CEO and CFO are officers of Edgen/Murray, L.P. As officers of Edgen/Murray, L.P., our CEO and CFO have substantial responsibilities in connection with the management of the business and operations of Edgen/Murray, L.P., which may lead to the diversion of their time and resources from the day-to-day business and operations of our company. If our CEO or CFO is unable to devote sufficient time and resources to our company, our business, financial condition or results of operations could be adversely effected.

We are controlled by parties whose interests may not be aligned with yours.

        Funds managed by JCP currently control Edgen/Murray, L.P., our parent holding company. Accordingly, JCP has and will continue to have, by virtue of the ownership interests of these funds and the terms of the limited partnership agreement of Edgen/Murray, L.P., significant influence over our management, and the ability to elect our board of directors and to determine the outcome of any other matter submitted for shareholder approval, including the power to determine the outcome of all corporate transactions, such as mergers, consolidations and the sale of all or substantially all of our assets. The interests of JCP may differ from the interests of our noteholders, and as such JCP may take actions that may not be in their interest. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of JCP might conflict with the interests of our noteholders. In addition, JCP may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance its equity investment, even though such transactions might involve risks to the holders of our senior secured notes.

Compliance with regulation of corporate governance and public disclosure will result in additional expenses.

        Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations will require a significant amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

        We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as "Section 404." We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

ITEM IB. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        As of March 30, 2006, we currently operate in 17 locations: 15 in the United States and two in Canada. Fourteen of our locations are inventory stocking facilities. We own facilities in Port Allen, Louisiana and Mulberry, Florida and the rest of the locations are leased. Our corporate headquarters is located in an approximately 14,500 square-foot facility in Baton Rouge, Louisiana. The following table provides a summary of our facilities.

Summary of Leased and Owned Facilities

Location	Building (Sq. ft.)	Lease/Own	Facility Description
Corporate
Baton Rouge, LA	14,497	Lease	Corporate headquarters
Carbon and Alloy Products Group
Baton Rouge, LA	7,560	Lease	Office/warehouse
Charlotte, NC	12,550	Lease	Office/warehouse
Houston, TX	26,600	Lease	Office/warehouse
Calgary, Alberta	425	Lease	Office
Edmonton, Alberta	16,078	Lease	Office/warehouse
Edmonton, Alberta(1)	7,840	Lease	Office/warehouse
Carbon Products Group
Port Allen, LA (2)	9,500	Own	Office/warehouse
St. Louis, MO	2,800	Lease	Office/yard
Houston, TX	2,010	Lease	Office/warehouse
Mulberry, FL (2)	46,816	Own	Office/warehouse
Mulberry, FL	NA	Lease	Yard
Henderson, CO	2,500	Lease	Office/yard
Odessa, TX	5,000	Lease	Office/yard
Houston, TX	17,750	Lease	Office/warehouse
Alloy Products Group
Houston, TX	51,000	Lease	Office/warehouse
Irwindale, CA	8,692	Lease	Office/warehouse
St. Charles, IL	22,000	Lease	Office/warehouse
Westchester, PA	16,000	Lease	Office/warehouse

(1)
We no longer occupy this facility but currently sublease a portion thereof.

(2)
Our owned real property is pledged to secure indebtedness outstanding under our senior credit facility and our senior secured notes.

        All of our facilities have been continually maintained and we consider them to be in good repair. We currently do not expect to have any significant capital expenditures or upgrades in the near future. Our maintenance capital expenditures have averaged approximately $1.3 million over the past five years, and management expects annual capital expenditures to be consistent with historical capital expenditures in 2006 and 2007. None of our inventory stocking facilities is currently operating at or near capacity.

ITEM 3. LEGAL PROCEEDINGS

        We are from time to time a party to various claims and legal proceedings related to our business. There are no current material claims or legal proceedings pending against us that, in the opinion of our management, individually or in the aggregate, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or liquidity. Additionally, management is not aware of any legal issues that may have an adverse effect on us in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2005, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        We are wholly-owned by Edgen/Murray, L.P., a limited partnership. There is currently no established public trading market for our common equity interests or for those of Edgen/Murray, L.P.

Holders

        As of March 30, 2006, Edgen/Murray, L.P. was the sole record holder of our Common Stock and there were 16 record holders of the common equity interests of Edgen/Murray, L.P.

Dividends

        During 2005 and 2004, we did not pay any dividends on our common stock. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture relating to the senior secured notes.

Securities Authorized For Issuance under Equity Compensation Plans

        For information on securities authorized for issuance under equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters."

ITEM 6. SELECTED FINANCIAL DATA

        In connection and simultaneously with the purchase of all of our capital stock by Edgen Acquisition Corporation and related financing transactions, on February 1, 2005, Edgen Corporation merged with Edgen Acquisition Corporation, with Edgen Corporation surviving the merger. In the table below, "Successor" refers to Edgen Corporation following the merger, and "Predecessor" refers to Edgen Corporation prior to the merger. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005.

        Our selected statement of operations and balance sheet data for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements.

        Historical results presented below are not necessarily indicative of results of future operations, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year. The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and the related notes thereto contained elsewhere in this report.

	Successor Period	Predecessor Period(1)
	February 1, 2005 to December 31, 2005	January 1, 2005 to January 31, 2005	Fiscal Year Ended December 31,
			2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Sales	$262,746	$18,945	$207,821	$147,025	$212,312	$173,044
Cost of sales	209,463	14,153	155,357	121,146	168,368	133,099

Gross profit	53,283	4,792	52,464	25,879	43,944	39,945
Income (loss) from operations	19,520	(9,773)	18,055	(5,717)	14,621	13,161
Income (loss) from continuing operations before taxes	7,878	(10,156)	12,998	(8,665)	11,573	8,081
Income tax expense (benefit) from continuing operations	2,849	(1,916)	(3,211)	(4,195)	1,385	3,254

Income (loss) from continuing operations	5,029	(8,240)	16,209	(4,470)	10,188	4,827
Loss from discontinued operations before taxes	—	—	—	(348)	(4,469)	(3,807)
Income tax benefit from discontinued operations	—	—	—	159	1,760	1,523

Income (loss) before cumulative effect of change in accounting principle	5,029	(8,240)	16,209	(4,659)	7,479	2,543
Cumulative effect of change in accounting principle (2)	—	—	—	—	(39,414)	—

Net income (loss)	5,029	(8,240)	16,209	(4,659)	(31,935)	2,543
Preferred dividend requirement	(1,703)	(190)	(2,206)	(2,212)	(2,236)	(2,236)

Net income (loss) applicable to common shareholders	$3,326	$(8,430)	$14,003	$(6,871)	$(34,171)	$307

Other Financial Data:
Depreciation and amortization	5,466	201	2,400	2,001	1,672	2,760
Capital expenditures	1,315	4	1,112	2,499	2,369	2,070
Net cash provided by (used in):
Cash flows—operating activities	9,527	4,249	5,849	24,738	(1,770)	23,325
Cash flows—investing activities	(135,943)	(1)	(1,036)	(3,115)	(10,214)	(2,901)
Cash flows—financing activities	144,429	(1,477)	(7,803)	(18,499)	11,401	(21,389)
	Successor	Predecessor
	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data:
Cash	$18,014	$134	$3,125	$—	$583
Net property, plant, and equipment	11,259	10,423	11,668	11,065	10,417
Total assets	224,035	118,862	105,560	121,650	148,718
Long-term debt	134,968	47,883	50,973	65,206	57,170
Redeemable preferred stock(3)	23,303	—	—	—	—
Mandatorily redeemable preferred stock	—	55,979	53,918	52,253	46,017
Total shareholder's equity (deficit)	6,085	(11,754)	(25,533)	(18,523)	15,648

(1)
Periods prior to February 1, 2005 represent the Predecessor prior to the consummation of the Buy-out Transaction, and our historical consolidated financial data for such periods do not give effect to the Buy-out Transaction. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor."

(2)
The cumulative effect of change in accounting principle for the year ended December 31, 2002 relates to the Company's adoption of the provisions of the Financial Accounting Standards Board's Statement of Accountant

  Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a reduction in the carrying value of goodwill.

(3)
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, our management determined that our preferred stock issued in 2005 should be shown outside of shareholder's equity (deficit) in accordance with Emerging Issues Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," because of a redemption feature and the holder of the preferred stock through its ownership of common stock has voting control of the Company. See note 7 to our audited consolidated financial statements included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" above and "Item 1A. Risk Factors." Unless otherwise provided below, references to "we," "us," and "our Company" refer to Edgen Corporation and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

General

Background

        We are a leading global distributor of specialty steel pipe, pipe components and high grade structural sections and plates for use in niche applications, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects, expansions of infrastructure and development projects. With the acquisition of MIM US, our carbon products group expanded its products to include high yield and special grade structural steel, primarily high grade steel tubes, plates and sections, used in the construction of offshore drilling oil and gas infrastructures, drilling and production platforms and well heads used in oil and gas projects.

        As of March 30, 2006, we operate in 17 locations, including 15 in the United States, and two in Canada. Fourteen of our locations currently stock inventory for quick turnaround to our customers. Our inventory generally consists of specialty products that we distribute to over 2,000 customers worldwide. We offer our customers significant breadth in our product offering and consistently provide products that may not otherwise be available on a quick response basis in quantities that are usable by customers.

Predecessor and Successor

        On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by JCP, entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million 9 7/8% Senior Secured Notes 2011, which we refer to as the senior secured notes, as well as an equity investment from funds managed by Jefferies Capital Partners and certain members of management of Edgen Corporation. We refer to these transactions collectively as the "Buy-out Transaction." A discussion of our senior secured notes is included below under "—Liquidity and Capital Resources."

        Concurrently with the acquisition and the offering and issuance of the Notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the revolving credit facility, and borrowed $2.7 million thereunder.

        Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the revolving credit facility. Edgen Corporation following the merger is referred to as the "Successor." Edgen Corporation prior to the merger is referred to as the "Predecessor."

        In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the Buy-out Transaction, which was consummated simultaneously with the acquisition of the Predecessor. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

        In evaluating our results of operations and financial performance, our management has used combined results for the twelve months ended December 31, 2005 as a single measurement period. Due to the Buy-out Transaction, we believe that comparisons between the fiscal year ended December 31, 2004 and either the Predecessor's results for the period from January 1, 2005 to January 31, 2005 or the Successor's results for the period from February 1, 2005 to December 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

        Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the twelve month period ended December 31, 2005. This combined presentation for the twelve month period ended December 31, 2005 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to December 31, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Buy-out Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under "—Results of Operations."

Formation of a Holding Company

        On December 16, 2005, our stockholders organized a new holding company, Edgen/Murray, L.P., to hold all of the outstanding equity interests of Edgen and a newly created company, Pipe Acquisition Limited ("PAL"), which acquired Murray International Metals Ltd. ("MIM UK") on December 16, 2005. Edgen/Murray, L.P. is a Delaware limited partnership and is controlled by funds managed by JCP. Additionally, certain members of Edgen Corporation's management are officers of Edgen/Murray, L.P. In connection with the acquisition of MIM UK, Edgen/Murray, L.P. also issued additional partnership interests to the funds managed by JCP, certain members of management of Edgen Corporation and MIM UK, and the sellers of MIM UK.

Operating Segments

        We have two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges that are principally used in high-yield, high-tensile applications in the oil and gas production and transmission, the process and the power generation industries. With the acquisition of MIM US, we have expanded our carbon products to include high grade structural steel products, including steel tubes, plates and sections, used in the construction of offshore drilling rigs, drilling and production platforms and well heads.

Revenue Sources

        Total Sales.    We generate substantially all of our total revenues from the sale of our products. Our carbon products group accounts for the most significant portion of our total sales and our alloy products group accounts for the remainder. For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, approximately 27.2%, 25.1% and 27.9%, respectively, of our total sales were attributable to the alloy products group and approximately 72.8%, 74.9% and 72.1%, respectively, of our total sales were attributable to the carbon products group. We recognize revenue on products sales when products are shipped and the customer takes title and assumes risk of loss. Shipping and handling costs incurred are included as a component of cost of goods sold.

        The products we sell are used principally in maintenance and repair projects, expansions of infrastructure and development projects. Over the last two years most of the products sold by us have been used in maintenance and repair applications because there have been relatively few new installations in our end-use markets. We fill large orders for new installations or expansions of infrastructure that sometimes exceed $1.0 million in value but the majority of our product sales orders are smaller, maintenance related orders. In the processing and power generation markets, and in smaller oil and gas projects, the variety and non-standard nature of the products necessitate procurement from distributors like us. New pipeline construction projects, however, usually require large quantities of custom specialty steel pipe and are typically obtained directly from the manufacturer due to long lead times and large order quantities. For the combined twelve months ended December 31, 2005, our product orders were as follows:

  •
  approximately 86% of our product orders were for less than $10,000 per order, which in the aggregate represented approximately 18% of our consolidated sales;

  •
  approximately 14% of our product orders ranged from $10,000 to $500,000 per order, which in the aggregate represented approximately 66% of our consolidated sales; and

  •
  approximately one-tenth of one percent of our product orders were for more than $500,000 per order, which in the aggregate represented approximately 16% of our consolidated sales.

        For a discussion of the impact of seasonality on our product sales, see "Seasonality" below.

        Alloy Products Group Segment.    The alloy products we sell are principally used in high-pressure, extreme temperature and high-corrosion applications, such as in heating, desulphurization, refrigeration and liquefied natural gas units in the processing and refining industries, and in heat recovery steam generation units in the power generation industry. Substantially all of our alloy products are imported from international markets such as Germany, Italy, South Korea or Japan. Alloy pipe and components are more expensive and generally have higher margins than carbon pipe and components.

        Carbon Products Group Segment.    The carbon products we sell are principally used in high-yield, high-tensile, abrasive applications such as the gathering and transmission of oil, natural gas and phosphates, conductor casing and high yield and high grade structural steel products including tubes, plates and sections used in the construction of offshore drilling oil and gas infrastructures, drilling and production platforms and well heads. We purchase our carbon products from both domestic and international manufacturers.

        Sales in our alloy product groups segment and our carbon products group segment are primarily driven by the following factors:

  •
  changes in oil and natural gas markets;

  •
  refining industry margins;

  •
  demand for electrical power and the use of fuel for power generation;

  •
  worldwide demand for chemicals and refined products in the processing industry; and

  •
  the level of spending for construction projects in the oil and gas, processing and power generation industries.

Principal Costs and Expenses

        Our largest expense is the cost to purchase the products we distribute, which is included in cost of goods sold. We buy and pay for most of our products on standard commercial terms (e.g., payment typically due within 30 to 60 days). For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, cost of goods sold was $223.6 million, $155.4 million and $121.1 million, respectively. Costs of sales for the period February 1, 2005 to December 31, 2005 includes $1.7 million in additional expense related to a fair value purchase price allocation adjustment which increased the cost of our alloy inventory as of February 1, 2005. Our operating expenses consist principally of selling, general and administrative expense, depreciation and amortization, and yard and shop expense. For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, our operating expenses were approximately $48.3 million (including approximately $12.0 million of Buy-out Transaction- related fees), $34.4 million and $31.6 million, respectively.

Principal Cash Flows

        We generate cash primarily from our operating activities, and historically we have used cash flows from operating activities, if positive, and our revolving credit facility as the primary sources of funds to purchase our inventory, fund working capital and capital expenditures, and make acquisitions.

Principal External Factors that Affect our Business

        We are subject to a number of external factors that may adversely affect our businesses. These factors, which are discussed below and under the headings "Forward Looking Statements," "Item 1. Business" and "Item 1A. Risk Factors" and elsewhere in this report, include:

  •
  Oil and gas price volatility. Proceeds from the sale of specialty steel pipe, fittings and flanges and structural sections and plates to the oil and gas industry constitute a significant portion of our sales. As a result, we depend upon the oil and gas industry and its ability and willingness to make capital expenditures to explore for, develop and produce oil and gas and refined products. If these expenditures decline, our business will suffer.

  •
  Fluctuations in steel prices. Fluctuations in steel prices can lead to volatility in the pricing of our products, which can influence the buying patterns of our customers and have a negative impact on our results of operations.

  •
  Economic downturns. The demand for our products is dependent on the general economy, the oil and gas, processing and power generation industries and other factors. Downturns in the general economy or in the oil and gas, processing or power generation industries can cause demand for our products to materially decrease. During 2003, we experienced a significant decline in sales and profitability, primarily as a result of a severely depressed power generation market and reduced spending in the processing and oil and gas industries, and an internal decision to liquidate inventory of certain low-margin products.

  •
  Decreases in demand for energy and electrical power. Reduced demand for energy and electrical power would reduce demand for our products, which depending on the level of reduced demand, could have a material adverse effect on our results of operations.

  •
  Increases in customer, manufacturer and distributor inventory levels of specialty pipe and component products and structural sections and plates. Customer, manufacturer and distributor inventory levels of specialty pipe and component products and structural sections and plates can change significantly from period to period. Increases in our customers' inventory levels can have a direct adverse effect on the demand for our products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability. Increased inventory levels by manufacturers or other distributors can cause an oversupply of specialty products in our markets and reduce the prices that we are able to charge for our products. Reduced prices, in turn, would likely reduce our margins and overall profitability.

        We believe that our focus on the maintenance and repair market and the diversity of our product offerings, customer base and geographic markets helps temper the effects to us of downturns in a particular market. We continue to:

  •
  implement business development initiatives;

  •
  seek expansion of our international presence;

  •
  strive to optimize our purchasing and inventory levels; and

  •
  pursue accretive strategic acquisitions.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different circumstances or conditions. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

        We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See note 1 of the notes to our audited consolidated financial statements included elsewhere in this report for a summary of our significant accounting policies.) There have been no material changes made to our critical accounting policies and estimates during the periods presented in our consolidated financial statements, except as noted below under "—Redeemable Preferred Stock" and "—Income Tax Expense Estimates and Policies."

Accounts Receivable

        We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable. Concentration of credit risk with respect to trade accounts is within several industries and is limited because of our broad customer base. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers' current credit information and payment histories. We monitor customer payments and maintain a provision for estimated uncollectible accounts based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The rate of future credit losses may not be similar to past experience.

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

Goodwill

        Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. As of December 31, 2005, our goodwill balance was $37.1 million, representing 16.6% of total assets.

        We account for goodwill under the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS No.") 142, Goodwill and Other Intangible Assets. Under these rules we test for goodwill for impairment annually or at any other time when impairment indicators exist. As of January 1, 2006, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value including goodwill. As a result of the test, we believe the goodwill on our balance sheet is not impaired. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We estimate future cash flows at the reporting unit level. A key assumption that we make is that our business will grow at approximately 10% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

Long-Lived Assets

        We assess the impairment of long-lived assets, including customer relationships and tradenames, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation.

Redeemable Preferred Stock

        In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, our management determined that the Series A Preferred Stock issued in February 2005 should be shown outside of shareholder's equity (deficit) in accordance with Emerging Issues task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," because of a redemption feature and the holder of the Series A Preferred Stock through its ownership of common stock has voting control of the Company. See note 7 to our audited consolidated financial statements included elsewhere in this report.

Income Tax Expense Estimates and Policies

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We recorded a valuation allowance in 2002 against a portion of deferred tax assets because management believed that the deferred tax assets related to goodwill impairment (see note 9 to our audited consolidated financial statements included elsewhere in this report) would not more than likely be realized in full through future operating results and the reversal of taxable timing differences. Based on operating results for fiscal 2004 and projected operating results for fiscal 2005 and 2006, management believed this was no longer to be the case and the valuation allowance was reversed as of December 31, 2004. This resulted in an increase in the deferred tax asset and a related decrease in income tax expense of $7.1 million.

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

Results of Operations

        The following table provides our statements of operations, our sales to international customers and our sales, operating profits and gross margins as a percentage of sales for our operating segments. The table shows the segments as they are reported to management, and they are consistent with the segmented reporting in note 12 to our audited consolidated financial statements included elsewhere in this report. The period-to-period comparisons of financial results are not necessarily indicative of future results, or in the case of the interim periods, results for a full year.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period February 1, 2005 to December 31, 2005			Fiscal Year Ended December 31,
		Period January 1, 2005 to January 31, 2005	Twelve Months Ended December 31, 2005
				2004	2003
	(in thousands, except percentages)
SALES	$262,746	$18,945	$281,691	$207,821	$147,025
COST OF SALES	209,463	14,153	223,616	155,357	121,146

Gross Profit	53,283	4,792	58,075	52,464	25,879
OPERATING EXPENSES:
Yard and shop expense	4,534	390	4,924	4,592	4,013
Selling, general, and administrative expense	23,763	13,974	37,737	27,417	25,582
Depreciation and amortization expense	5,466	201	5,667	2,400	2,001

Total operating expenses	33,763	14,565	48,328	34,408	31,596
INCOME (LOSS) FROM OPERATIONS	19,520	(9,773)	9,747	18,055	(5,717)
OTHER INCOME (EXPENSE)
Other income (expense)	(308)	(50)	(358)	106	174
Interest expense	(11,334)	(333)	(11,667)	(5,163)	(3,122)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	7,878	(10,156)	(2,278)	12,998	(8,665)
INCOME TAX EXPENSE (BENEFIT)	2,849	(1,916)	933	(3,211)	(4,195)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,029	(8,240)	(3,211)	16,209	(4,470)
DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	(189)

NET INCOME (LOSS)	5,029	(8,240)	(3,211)	16,209	(4,659)
PREFERRED DIVIDEND REQUIREMENT	(1,703)	(190)	(1,893)	(2,206)	(2,212)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$3,326	$(8,430)	$(5,104)	$14,003	$(6,871)

Sales to International Customers	$36,355	$2,253	$38,608	$16,525	$3,963
Segment Sales
Alloy Products	$72,380	$4,214	$76,594	$52,252	$41,011
Carbon Products	190,366	14,731	205,097	155,569	106,014

Total	$262,746	$18,945	$281,691	$207,821	$147,025
Segment Operating Profits (Losses)
Alloy Products	$9,786	$960	$10,746	$5,309	$1,435
Carbon Products	17,439	1,980	19,419	21,844	1,627
General Corporate	(7,705)	(12,713)	(20,418)	(9,098)	(8,779)

Operating profits (Losses)	$19,520	$(9,773)	$9,747	$18,055	$(5,717)
Segment Gross Margins as a Percentage of Segment Sales
Alloy Products	29.1%	41.3%	29.8%	30.6%	25.1%
Carbon Products	16.9%	20.7%	17.2%	23.5%	14.7%
Total operations	20.3%	25.3%	20.6%	25.2%	17.6%
Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	13.5%	22.8%	14.0%	10.2%	3.5%
Carbon Products	9.2%	13.4%	9.5%	14.0%	1.5%
Total operations	7.4%	(51.6)%	3.5%	8.7%	(3.9)%
Net cash provided by (used in):
Cash flows—operating activities	$9,527	$4,249	$13,776	$5,849	$24,738
Cash flows—investing activities	(135,943)	(1)	(135,944)	(1,036)	(3,115)
Cash flows—financing activities	144,429	(1,477)	142,952	(7,803)	(18,499)

        As used under this "Results of Operations" section the terms listed below have the following meanings:

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

          Gross Profit Margin.    Our gross profit margin is equal to our sales minus cost of sales expressed as a percentage of sales. The primary components of our cost of sales are product costs, freight in and freight out and outsourced services to prepare the product for sale.

2005 Financial Overview

        Significant events in 2005 include:

  •
  The acquisition of the Company by JCP and certain members of management on February 1, 2005;

  •
  The issuance of $105.0 million in 9 7/8% Senior Secured Notes due 2011 on February 1, 2005 and the subsequent registration of the senior secured notes with the Securities and Exchange Commission;

  •
  The acquisition of Western Flow, a Canadian distributor of specialty alloy pipe and pipe components;

  •
  The acquisition of MIM US which is the U.S. subsidiary of MIM UK, and a distributor of high grade structural steel products; and

  •
  The issuance of an additional $31.0 million in 9 7/8% Senior Secured Notes due 2011 to finance the acquisition of MIM US and to repay borrowings under our revolving credit facility.

        Subsequent to the Buy-out Transaction, we focused on the successful execution of the Company's business strategies including maximizing business development opportunities, expanding our international presence, optimizing purchasing models, and seeking potential growth opportunities which culminated with the acquisitions of Western Flow and MIM US.

        We grew sales 35.5% to $281.7 million in 2005 from $207.8 million in 2004. This increase was primarily the result of strong demand driven by the energy markets, changes in sales product mix, increased sales prices, and $5.7 million in sales from acquisitions. Our revenues also reflect growth in our international sales which grew to 13.7% of our total sales in 2005 compared to 7.9% in 2004.

        Although gross profit on sales increased from $52.5 million in 2004 to $58.1 million in 2005, our gross profit margin as a percentage of sales (gross profit margin) decreased from 25.2% in 2004 to 20.6% in 2005. The decrease in gross profit margins was primarily the result of reduced gross profit margins on sales of carbon pipe and fittings as lower cost inventories were replaced at higher costs and these higher costs could not be fully realized in increased prices to customers, and from a change in the sales product mix with sales of lower margin pipe used in oil and gas well hook-up installations in 2005 compared to sales of higher margin large diameter pipe used in gas transmission in 2004. Our gross profit margins were also reduced by higher freight costs driven by increased fuel and shipping costs. Additionally, alloy pipe gross profit was reduced by $1.7 million in 2005 to reflect the impact of a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005, the date of the Buy-out Transaction.

        Operating income decreased from $18.1 million in 2004 to $9.7 million in 2005. Operating income in 2005 includes $12.0 million in Buy-out Transaction-related expenses, $5.7 million in depreciation and amortization, and a $1.7 million purchase price adjustment as described above. The decrease in operating income was partially offset by a decrease in selling, general and administrative expenses exclusive of the Buy-out Transaction-related expenses.

        During 2005, our operations provided sufficient cash to make the scheduled $5.4 million interest payment on our senior secured notes, to eliminate borrowings under our credit facility, to meet working capital needs, and to increase our cash on hand at year end. As of December 31, 2005, our cash balance was $18.0 million compared to $0.1 million at December 31, 2004.

Combined Twelve Months Ended December 31, 2005 Compared to Fiscal 2004

Sales

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Sales	Fiscal 2004 Sales	% Increase
	(dollars in thousands)
Alloy Products	$76,594	$52,252	46.6%
Carbon Products	205,097	155,569	31.8%

Total	$281,691	$207,821	35.5%

        Overall.    For the combined twelve months ended December 31, 2005, our consolidated sales increased $73.9 million, or 35.5%, to $281.7 million compared to the year ended December 31, 2004. Sales volumes were positively impacted by the worldwide demand for oil and gas, and refined products, particularly in energy markets. Sales prices were positively impacted by a favorable change in the mix of products sold and by continued demand for iron ore, nickel, chrome and copper which are the raw materials of our specialty products. Of the $73.9 million increase, $5.7 million related to revenue from the acquisitions of Western Flow and MIM US. Our sales order backlog significantly increased from $36.7 million at December 31, 2004 to $88.6 million at December 31, 2005 primarily due to large project orders for three customers totaling $43.8 million or 49% of the sales backlog at December 31, 2005 and from the acquisition of MIM US which had backlog of $17.6 million as of December 31, 2005. We anticipate substantially all of our backlog will be shipped in 2006.

        Alloy Products.    For the combined twelve months ended December 31, 2005, our alloy products sales increased $24.3 million, or 46.6%, to $76.6 million compared to the year ended December 31, 2004. The increase in sales was the result of increased alloy pipe sales volumes, increased foreign sales and improved pricing, partially offset by a decrease in stainless and low temperature pipe sales volume. For the combined twelve months ended December 31, 2005, our alloy products sales order backlog increased from $18.5 million at December 31, 2004 to $21.8 million at December 31, 2005. The increase in alloy products sales order backlog reflects a large customer project order for $11.7 million.

        Carbon Products.    For the combined twelve months ended December 31, 2005, our carbon products sales increased $49.5 million, or 31.8%, to $205.1 million as compared to the year ended December 31, 2004. The increase was driven by a change in product mix as a result of demand for high priced seamless products primarily from the oil and gas industry. General economic demand for both welded and seamless pipe and for high yield carbon fittings and components provided the basis for continued sales price increases. Carbon products sales order backlog increased from $18.2 million at December 31, 2004 to $66.8 million at December 31, 2005. The increase in carbon products sales order backlog is due primarily to several new large project orders totaling $32.1 million and approximately $17.6 million from the acquisition of MIM US.

Gross Profit

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Gross Profit	Fiscal 2004 Gross Profit	% Increase
	(dollars in thousands)
Alloy Products	$22,797	$15,967	42.8%
Carbon Products	35,278	36,497	(3.3%)

Total	$58,075	$52,464	10.7%

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Gross Profit Margin	Fiscal 2004 Gross Profit Margin
Alloy Products	29.8%	30.6%
Carbon Products	17.2%	23.5%
Total	20.6%	25.2%

        Overall.    Our consolidated gross profit for the combined twelve months ended December 31, 2005 was $58.1 million, an increase of $5.6 million, or 10.7%, compared to the year ended December 31, 2004. The increase in gross profit is due primarily to the increase in alloy product sales when compared to 2004 and reflects our sales strategy to focus on higher margin specialty pipe and component products. Our gross profit margin (gross profit as a percentage of sales) for the combined twelve months ended December 31, 2005 decreased to 20.6% compared to 25.2% for the year ended December 31, 2004. The decrease in gross profit margin is due primarily to an increase in inventory costs associated with our carbon products, the impact of several large, lower margin shipments to customers, and a change in our carbon product mix from higher margin specialty grade pipe and pipe components to lower margin pipe and pipe components used in oil and gas well hook-up installations in 2005 compared to sales of higher margin large diameter pipe used in gas transmission in 2004. Our gross profit margins were also reduced by higher freight costs driven by increased fuel and shipping costs. The decrease in gross profit margin was partially offset by an increase in sales prices for both our alloy and carbon products.

        The gross profit and gross profit margin for the combined twelve months ended December 31, 2005 were also negatively impacted by additional cost of sales of $1.7 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. The remaining purchase price allocation adjustment to be recognized in future periods is $0.2 million as of December 31, 2005.

        Alloy Products.    Gross profit for our alloy products for the combined twelve months ended December 31, 2005 was $22.8 million, an increase of $6.8 million, or 42.8%, compared to the year ended December 31, 2004. The increase in gross profit is attributable to an increase in alloy product sales compared to the year ended December 31, 2004. Gross profit margin increased for the combined twelve months ended December 31, 2005 compared to 2004 but was reduced by the impact of the $1.7 million purchase price adjustment previously discussed and by a large low-margin direct shipment to a foreign construction project. The acquisition of Western Flow had a modest positive impact on gross profit and gross profit margin for the combined twelve months ended December 31, 2005.

        Carbon Products.    Gross profit for our carbon products for the combined twelve months ended December 31, 2005 was $35.3 million, a decrease of $1.2 million, or 3.3%, compared to the year ended December 31, 2004. The decrease in gross profit and gross profit margin is attributable to higher inventory costs as a result of the current market price of steel when compared to 2004, several large, lower margin shipments to customers during the combined twelve months ended December 31, 2005, and a change in our product mix from higher margin specialty grade pipe and pipe components to lower margin commodity pipe and pipe components. The decrease in gross profit margin for our carbon products was partially offset by our ability to pass a portion of the higher inventory costs to our customers. The acquisition of MIM US had a modest positive impact on gross profit and gross profit margin for the combined twelve months ended December 31, 2005.

Operating Income (Loss)

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Operating Income (Loss)	Fiscal 2004 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$10,746	$5,309
Carbon Products	19,419	21,844
General Corporate	(20,418)	(9,098)

Total	$9,747	$18,055

        Overall.    Our consolidated operating income of $9.7 million for the combined twelve months ended December 31, 2005 decreased $8.4 million from operating income of $18.1 million for the year ended December 31, 2004. The consolidated operating income for the combined twelve months ended December 31, 2005 includes Buy-out Transaction-related expenses of approximately $12.0 million, an increase in depreciation and amortization expense to $5.7 million related to acquired customer relationships, and as discussed above, a purchase price allocation adjustment in cost of sales of $1.7 million. Consolidated operating income as a percentage of consolidated sales for the combined twelve months ended December 31, 2005 and the year ended December 31, 2004 was 3.5%, and 8.7%, respectively. The decrease as a percentage of consolidated sales reflects the $12.0 million in Buy-out Transaction-related expenses and the $1.7 million purchase price allocation adjustment, offset by a reduction of selling, general and administrative expenses which included a reduction in the employee bonus pool accrual and related payroll taxes.

        Alloy Products.    Our alloy products operating income for the combined twelve months ended December 31, 2005 was $10.7 million, an increase of $5.4 million compared to the year ended December 31, 2004. The majority of the increase was the result of sales and gross margin increases as previously discussed partially offset by an increase in salaries and related benefits and payroll taxes, and travel and selling expenses associated with increased business development efforts. The acquisition of

Western Flow had a modest positive impact on operating income for the combined twelve months ended December 31, 2005.

        Carbon Products.    Our carbon products operating income for the combined twelve months ended December 31, 2005 was $19.4 million, a decrease of $2.4 million compared to the year ended December 31, 2004. The decrease in operating income was driven by a decrease in gross profit and gross profit margins as previously discussed which was partially offset by a reduction in the employee bonus pool accrual and related payroll taxes within selling, general and administrative expenses. The acquisition of MIM US had a modest positive impact on operating income for the combined twelve months ended December 31, 2005.

Yard and Shop Expenses

        Yard and shop expenses remained relatively consistent at $4.9 million for the combined twelve months ended December 31, 2005 compared to $4.6 million for the year ended December 31, 2004 while as a percentage of sales, yard and shop expenses decreased 0.5% primarily as a result of increased sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the combined twelve months ended December 31, 2005 increased approximately $10.3 million, or 37.6%, compared to the year ended December 31, 2004. The increase in selling, general and administrative expenses is related to approximately $12.0 million in Buy-out Transaction-related expenses previously discussed above. The increase in selling, general and administrative expense reflects the $12.0 million in Buy-out expenses which was offset by a $3.2 reduction in the employee bonus pool accrual and related payroll taxes, a reduction in management and director fees paid to our previous owners before February 1, 2005, and a decrease in property taxes for the combined twelve months ended December 31, 2005 compared to 2004. The decrease in selling, general and administrative expenses was partially offset by increases in employee salaries and related benefits and payroll taxes, increases in travel and selling expenses associated with increased business development efforts, and expenses related to the acquisitions of Western Flow and MIM US.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the combined twelve months ended December 31, 2005 increased approximately $3.3 million, or 136.2%, compared to the year ended December 31, 2004. The increase in depreciation and amortization reflects amortization of customer relationships acquired in the Buy-out Transaction. In applying purchase accounting, the Company performed valuation procedures to determine the fair value of tangible and intangible assets acquired. The valuation resulted in the allocation of a portion of the purchase price to customer relationships. These customer relationships are being amortized over seven years from the date of the Buy-out Transaction.

Interest Expense

        Interest expense, net, for the combined twelve months ended December 31, 2005 increased $6.5 million, or 125%, to $11.7 million. Interest expense, net for the year ended December 31, 2004 was $5.2 million. The increase in interest expense was the result of the issuance of the senior secured notes on February 1, 2005 and borrowings under the Company's new revolving line of credit, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt as of February 1, 2005. Interest expense for the combined twelve months ended December 31, 2005 included $1.1 million of deferred financing costs amortization compared to $1.5 million for the year ended December 31, 2004.

Income Tax Expense

        Income tax expense was $2.8 million for the period February 1, 2005 to December 31, 2005 compared to an income tax benefit of $(1.9 million) for the period January 1, 2005 to January 31, 2005 and income tax benefit of $(3.2 million) for the year ended December 31, 2004. The effective tax rate was approximately 41% for the combined twelve months ended December 31, 2005 and approximately 25% for the year ended December 31, 2004. The income tax benefit and effective tax rate for the combined twelve months ended December 31, 2005 reflects the impact of Buy-out Transaction-related expenses, which may not be fully deductible for income tax purposes. For the year ended December 31, 2004, reflects the reversal of the valuation allowance recorded against the deferred tax asset related to goodwill impairment in 2002. Additionally, deferred tax liabilities recorded in connection with the Buy-out Transaction include temporary differences consisting of customer relationships being amortized for book purposes but non-deductible for tax purposes, non-deductible tradename intangibles with indefinite lives, and a fair value adjustment to inventory which is reduced in the period the inventory is sold.

Preferred Stock Dividends and Related Charges

        Preferred stock dividends and related charges were $1.9 million for the combined twelve months ended December 31, 2005 as compared to $2.2 million for the year ended December 31, 2004. The decrease resulted from our repurchase of all outstanding shares of our mandatorily redeemable preferred stock, partially offset by the issuance of our Series A cumulative compounding preferred stock in connection with the Buy-out Transaction.

Fiscal 2004 Compared to Fiscal 2003

Sales

	Fiscal Year Ended December 31,
Reporting Segment	2004 Sales	2003 Sales	% Increase (Decrease)
	(dollars in thousands)
Alloy Products	$52,252	$41,011	27.4%
Carbon Products	155,569	106,014	46.7%

Total	$207,821	$147,025	41.4%

        Overall.    For fiscal 2004, our consolidated sales increased $60.8 million, or 41.4%, to $207.8 million as compared to fiscal 2003. This increase in overall sales was primarily the result of commodity price increases, increased sales volume, strong organic growth (which includes the establishment of a sales offices in Canada, an international sales office in Houston, Texas and the appointment of sales agents in Scotland, China and Asia, all of which increased our international sales), and of changes in customer and product mix. The worldwide demand for iron ore, nickel, chrome and copper positively impacted pipe and component prices during 2004, which in turn positively impacted our overall sales. Overall sales order backlog grew from $13.4 million at January 1, 2004 to $36.7 million at December 31, 2004.

        Alloy Products.    For fiscal 2004, our alloy products sales increased $11.2 million or 27.4% to $41.0 million. This increase was primarily the result of increased sales of our products for use in processing and petrochemical maintenance and construction projects as well as our international business development efforts. Alloy products sales order backlog grew from $3.9 million at January 1, 2004 to $18.5 million at December 31, 2004.

        Carbon Products.    For fiscal 2004, our carbon products sales increased $49.6 million or 46.7% to $155.6 million. This increase was primarily the result of increased sales to the oil and gas industry and our international business development efforts. Carbon products sales order backlog grew from $9.5 million at January 1, 2004 to $18.2 million at December 31, 2004.

        Customers.    For fiscal 2004, our top ten customers represented less than 23% of our consolidated sales for that period and no single customer represented more than 6% of consolidated sales. For fiscal 2004, there was not a material difference between our overall customer concentration levels as compared to our customer concentration levels on a segment basis.

Gross Profit

	Fiscal Year Ended December 31,
Reporting Segment	2004 Gross Profit	2003 Gross Profit	% Increase (Decrease)
	(dollars in thousands)
Alloy Products	$15,967	$10,305	55.0%
Carbon Products	36,497	15,574	134.3%

Total	$52,464	$25,879	102.7%

	Fiscal Year Ended December 31,
Reporting Segment	2004 Gross Profit Margin	2003 Gross Profit Margin
	(dollars in thousands)
Alloy Products	30.6%	25.1%
Carbon Products	23.5%	14.7%
Total	25.2%	17.6%

        Overall.    Our consolidated gross profit for fiscal 2004 was $52.5 million, an increase of $26.6 million, or 102.7%, from fiscal 2003. Our overall gross profit margin (gross profit as a percentage of sales) for fiscal 2004 increased to 25.2% as compared to 17.6% in fiscal 2003. The improvement in gross profit margin is due to an increase in selling prices for our products, improved controls over product sales margins as a result of the implementation of a new company-wide ERP platform, increased sales of higher margin products and improved purchasing arrangements with key suppliers.

        Alloy Products.    Our alloy products gross profit for fiscal 2004 was $16.0 million, an increase of $5.7 million, or 55.0%, from fiscal 2003. The increase in gross profit is attributable to improved pricing controls, to increased shipments and to the impact of inventory profits in a rapidly rising sales price environment.

        Carbon Products.    Our carbon products gross profit for fiscal 2004 was $36.5 million, an increase of $20.9 million, or 134.3%, from fiscal 2003. The increase in gross profit is the result of increased shipments and improved pricing controls.

Operating Income

	Fiscal Year Ended December 31,
Reporting Segment	2004 Operating Income (Loss)	2003 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$5,309	$1,435
Carbon Products	21,844	1,627
General Corporate	(9,098)	(8,779)

Total	$18,055	$(5,717)

        Overall.    Our consolidated operating income for fiscal 2004 increased $23.8 million to $18.1 million for fiscal 2004 from an operating loss of $5.7 million for fiscal 2003. Our consolidated operating income as a percentage of consolidated sales increased to 8.7% in fiscal 2004 from a consolidated operating loss of 3.9% as a percentage of consolidated sales in fiscal 2003. The increase in consolidated operating income was the result of increased sales and gross profit margins as previously discussed, improved controls over operating expenses and staff reductions, partially offset by increases in employee performance bonuses.

        Alloy Products.    Our alloy products operating income for fiscal 2004 was $5.3 million, an increase of $3.9 million from fiscal 2003. The majority of the increase was the result of sales and gross margin increases as described above and also by reduced staff expenses.

        Carbon Products.    Our carbon products operating income for fiscal 2004 was $21.8 million, an increase of $20.2 million from fiscal 2003. Similar to the alloy product group results, the increase in operating income was driven primarily by sales and gross margin increases and also by reduced staff expenses.

Yard and Shop Expenses

        Yard and shop expenses (excluding employee bonus pool accruals) decreased approximately $0.3 million, or 6.6% for fiscal 2004 compared to fiscal 2003. The majority of the decrease was the result of low equipment repair and rental costs in 2004.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses (excluding employee bonus pool accruals) decreased approximately $1.2 million, or 5.2% for fiscal 2004 compared to fiscal 2003. The majority of the cost savings were the result of reduced staffing levels and reduced expenses for consultants in 2004 as compared to 2003.

        Expenses related to the employee bonus pool were significantly higher during fiscal 2004 compared to fiscal 2003. For fiscal 2004 and 2003, the bonus accruals were $6.1 million and $0.6 million, respectively. The bonus pool is based on achieving a target EBITDA that excludes bonus expense. The bonus pool achieved in 2004 was higher than expected due to strong business performance relative to our business plan. Management believes that the normalized bonus pool for our current size and number of full-time-equivalents is approximately $3.0 million.

Interest Expense

        Interest expense, net increased $2.1 million, or 65.4%, to $5.2 million for fiscal 2004 from $3.1 million for fiscal 2003. The increase in interest expense was the result of the amortization of deferred financing costs incurred in connection with obtaining the revolving credit facility in February 2004 and slightly higher interest rates during 2004 on our variable rate debt.

Income Tax Expense

        Income tax benefit decreased to $3.2 million for fiscal 2004 from an income tax benefit of $4.2 million for fiscal 2003. The income tax benefit of $3.2 million in fiscal 2004 is primarily the result of the reversal of the valuation allowance recorded against the deferred tax asset related to goodwill impairment (see notes 5 and 9 to our audited consolidated financial statements included elsewhere herein). This reversal created an increase in the deferred tax asset and corresponding decrease in income tax expense of $7.1 million for fiscal 2004. Net of this adjustment, income tax expense would have been $3.9 million for an effective tax rate of 30.1%.

Preferred Stock Dividends Accumulated and Related Charges

        Preferred stock dividends and related charges decreased $6,000 for fiscal 2004 from $2.2 million for fiscal 2003. The decrease was caused by a reduction in the number of outstanding shares of Series A preferred stock.

Liquidity and Capital Resources

Combined Twelve Months Ended December 31, 2005 Compared to Fiscal 2004

        Operating Activities.    Net cash provided by operating activities was $13.8 million for the combined twelve months ended December 31, 2005, compared with net cash provided by operating activities of $5.8 million for the year ended December 31, 2004. The $8.0 million increase in cash provided by operating activities was offset by approximately $12.0 million in Buy-out Transaction-related expenses paid during the combined twelve months ended December 31, 2005 as previously discussed. Cash outflows from operating activities for the combined twelve months ended December 31, 2005 was reduced by $12.0 million in Buy-out Transaction-related expenses and would have significantly increased compared to the year ended December 31, 2004 without these expenses. Cash outflows from operating activities for the combined twelve months ended December 31, 2005 included a scheduled $5.2 million interest payment on our senior secured notes, an increase in inventory purchases, an increase in accounts receivable from customers and an increase in accounts payable of $11.9 million. Cash inflows from operating activities included the receipt of approximately $4.7 million in income tax refunds.

        Investing Activities.    Net cash outflows from investing activities were $(135.9 million) for the combined twelve months ended December 31, 2005, compared with net cash outflows from investing activities of $(1.0 million) for the year ended December 31, 2004. The increase in cash outflows is due primarily to the Buy-out Transaction and the acquisitions of Western Flow and MIM US for a combined cash purchase price of approximately $134.6 million. Capital expenditures increased to $1.3 million for the combined twelve months ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. The $0.2 million increase in capital expenditures reflects the increase in leasehold improvements, office equipment and machinery and equipment related to our expanded Canadian operations.

        Financing Activities.    Net cash inflows from financing activities were $143.0 million for the combined twelve months ended December 31, 2005 compared with net cash outflows of $(7.8 million) from financing activities in the year ended December 31, 2004. The increase in cash flows from financing activities of $150.8 million is due primarily to the issuance of the senior secured notes for $134.6 million, net of discount, and the issuance of common and preferred stock with proceeds of $24.0 million in connection with the Buy-out Transaction. Cash outflows from financing activities included the payment of deferred financing fees related to the issuance of the senior secured notes and our revolving credit facility, and a $5.1 million payment to extinguish debt assumed in the MIM US acquisition.

Debt

        Senior Secured Notes.    We have outstanding $136.0 million aggregate principal amount of 9 7/8% Secured Senior Notes due 2011. The $136.0 million includes $105.0 million aggregate principal amount issued in connection with the Buy-out Transaction in February 2005 and $31.0 million aggregate principal amount issued to fund the MIM US acquisition in December 2005 (see note 2 to our audited consolidated financial statements included elsewhere in this report). Total cash interest payments required under the senior secured notes are in excess of $13.4 million on an annual basis. The indenture governing the senior secured notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning on February 1, 2005 and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture. All of our domestic subsidiaries fully and unconditionally guarantee the senior secured notes on a joint and several basis. Neither Edgen/Murray, L.P. nor MIM UK guarantees the senior secured notes. The senior secured notes and the related guarantees are secured by liens on substantially all of our assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries). These liens, in the case of assets consisting of inventory, accounts receivable and certain related assets, are contractually subordinated to liens thereon that secure our revolving credit facility.

        Senior Credit Facility.    On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of December 31, 2005, we had no amounts outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries' working capital assets, which is contractually senior to the liens on such assets securing the senior secured notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries' other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the senior secured notes.

Future Capital Needs

        Our principal source of liquidity is cash flow generated from operations and borrowings under our revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As of December 31, 2005, we had $18.0 million in cash in anticipation of a scheduled $6.7 million interest payment related to our senior secured notes. Our total indebtedness, net of discount, was $135.0 million as of December 31, 2005 and we had no borrowings under our revolving credit facility at that time.

        Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. Additionally, we continue to evaluate appropriate growth strategies for the Company including possible acquisition opportunities. These growth strategies may require us to use cash on hand, make additional borrowings under our revolving credit facility, or enter into other financing arrangements in order to support these growth strategies. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following tables as of December 31, 2005:

		Actual Payments Due by Period
Contractual Obligations	Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Fiscal 2011 and Thereafter	TOTAL
		(dollars in thousands)
Long term debt(1)	$13,591	$27,024	$26,890	$136,000	$203,505
Operating lease obligations	1,640	2,175	1,177	892	5,884
Purchase commitments(2)	117,118	—	—	—	117,118

Total	$132,349	$29,199	$28,067	$136,892	$326,507

(1)
Includes interest obligations on the senior secured notes at an interest rate of 9.875% per annum and assumes no borrowings under our revolving credit facility.

(2)
Includes purchase commitments for inventory. As of December 31, 2005, our sales order backlog was approximately $88.6 million. Both our purchase commitments and sales order backlog have been impacted by several outstanding large customer orders as of December 31, 2005.

Recent Accounting Pronouncements

        From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") which are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Related Party Transactions

        See "Item 13. Certain Relationships and Related Transactions."

Off-balance Sheet Arrangements

        In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of December 31, 2005, we had 13 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had 3 contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. For the combined twelve months ended December 31, 2005, we recognized $(0.4 million) in realized losses on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not have any off-balance sheet arrangements as of December 31, 2004.

Inflation

        Inflation has not had a material impact on our results of operations or financial condition during the preceding three years. In the past, we have generally been successful in adjusting prices to our customers to reflect changes in metal prices. For example, in 2004 we were able to increase the prices of our products in response to higher inventory costs resulting from higher steel prices. We can provide no assurance that our operating results will not be affected by inflation in the future.

Seasonality

        Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas infrastructure, and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to MRO distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Capital Expenditures

        We currently do not expect to have any significant capital expenditures or upgrades in the near future. Our maintenance capital expenditures have averaged approximately $1.3 million over the past five years, and management expects annual capital expenditures to remain consistent with prior year amounts in 2006 and 2007.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates and foreign exchange rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates.

        Interest Rate Risk.    As of December 31, 2005, we have no borrowings under our revolving credit facility, which bears interest at several alternative variable rates as stipulated in the revolving credit facility.

        Foreign Currency Risk.    Substantially all of our net sales and expenses are denominated in U.S. dollars. From time to time, we seek to mitigate our exposure to exchange rate movements on transactions denominated in foreign currencies by entering into foreign currency forward exchange contracts. As of December 31, 2005, we had 13 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had 3 contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. We do not monitor our foreign currency forward exchange contracts for hedge effectiveness. For the combined twelve months ended December 31, 2005, we recognized $(0.4 million) in realized losses on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Edgen Corporation—Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets at December 31, 2005 and 2004	45
Consolidated Statements of Operations for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003	46
Consolidated Statements of Shareholder's Equity (Deficit) for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003	47
Consolidated Statements of Cash Flows for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003	48
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Edgen Corporation
Baton Rouge, Louisiana

        We have audited the accompanying consolidated balance sheets of Edgen Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005 and each of the two years in the period ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgen Corporation and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005 and each of the two years in the periods ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New Orleans, Louisiana
March 30, 2006

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	Successor 2005	Predecessor 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,013,533	$134,299
Accounts receivable—net of allowance for doubtful accounts of $128,573 and $658,675	41,862,061	31,750,990
Accounts receivable—affiliated	19,483	—
Inventory	81,003,469	57,960,261
Income tax receivable	21,551	2,601,312
Prepaid expenses and other current assets	1,112,337	934,647
Deferred tax asset	1,670,166	1,471,557

Total current assets	143,702,600	94,853,066
PROPERTY, PLANT AND EQUIPMENT — net	11,258,703	10,422,777
GOODWILL	37,126,769	6,459,345
OTHER INTANGIBLES	23,424,188	58,748
OTHER ASSETS	177,581	114,627
DEFERRED TAX ASSET	—	6,918,313
DEFERRED FINANCING COSTS	8,345,417	35,272

TOTAL	$224,035,258	$118,862,148

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Managed cash overdrafts	$488,748	$1,361,404
Accounts payable	41,213,411	19,017,837
Accounts payable—affiliated	218,094	—
Accrued expenses and other current liabilities	9,382,103	5,440,586
Accrued interest payable	5,600,278	935,011
Current portion of long-term debt	160,984	7,229,553

Total current liabilities	57,063,618	33,984,391
DEFERRED TAX LIABILITY	2,775,879	—
LONG-TERM DEBT	134,807,164	40,653,230

Total liabilities	194,646,661	74,637,621
Redeemable preferred stock—Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated, 21,600 shares issued and outstanding as of December 31, 2005	23,303,400	—
Mandatorily redeemable preferred stock, $.01 par value, 372,644 shares authorized and designated; 367,644 shares plus accrued dividends issued and outstanding, Series A	—	51,978,809
Mandatorily redeemable preferred stock, $.01 par value, 10,000 shares authorized, issued, and outstanding, Series B	—	4,000,000

Total redeemable preferred stock	23,303,400	55,978,809
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER'S EQUITY (DEFICIT):
Common stock—Class A, $.01 par value, 5,000,000 and 6,000,000 shares authorized; 2,681,564 and 4,307,880 shares issued and outstanding as of December 31, 2005 and 2004, respectively	26,816	43,079
Common stock—Class B, $.01 par value, 505,512 shares authorized, issued, and outstanding at December 31, 2004	—	5,055
Paid-in capital	2,654,749	22,578,191
Accumulated comprehensive income	77,971	—
Retained earnings (deficit)	3,325,661	(31,742,997)
Less treasury stock 570,300 shares — at cost at December 31, 2004	—	(2,637,610)

Total shareholder's equity (deficit)	6,085,197	(11,754,282)

TOTAL	$224,035,258	$118,862,148

See accompanying notes to consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to January 31, 2005,
Year Ended December 31, 2004 and Year Ended December 31, 2003

	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004	2003
SALES	$262,745,937	$18,944,787	$207,820,561	$147,025,113
COST OF SALES	209,462,849	14,153,065	155,357,167	121,145,944

Gross profit	53,283,088	4,791,722	52,463,394	25,879,169
OPERATING EXPENSES:
Yard and shop expense	4,533,611	389,928	4,592,408	4,013,223
Selling, general, and administrative expense	23,763,703	13,974,331	27,416,048	25,581,987
Depreciation and amortization expense	5,466,123	200,644	2,399,569	2,000,512

Total operating expenses	33,763,437	14,564,903	34,408,025	31,595,722
INCOME (LOSS) FROM OPERATIONS	19,519,651	(9,773,181)	18,055,369	(5,716,553)
OTHER INCOME (EXPENSE):
Other income (expense)	(307,644)	(49,886)	105,752	173,397
Interest expense	(11,334,155)	(333,288)	(5,162,981)	(3,122,067)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	7,877,852	(10,156,355)	12,998,140	(8,665,223)
INCOME TAX EXPENSE (BENEFIT)	2,848,791	(1,916,508)	(3,210,865)	(4,194,627)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,029,061	(8,239,847)	16,209,005	(4,470,596)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	—	—	(347,866)
Income tax benefit	—	—	—	159,124
NET INCOME (LOSS)	5,029,061	(8,239,847)	16,209,005	(4,659,338)
PREFERRED DIVIDEND REQUIREMENT	(1,703,400)	(189,949)	(2,205,864)	(2,211,864)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$3,325,661	$(8,429,796)	$14,003,141	$(6,871,202)

See accompanying notes to consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to January 31, 2005,
Year Ended December 31, 2004 and Year Ended December 31, 2003

	Class A Common Stock	Class B Common Stock	Paid-In Capital	Unearned Stock-based Compensation	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR
BALANCE—January 1, 2003	$43,079	$5,055	$22,578,191	$—	$(2,117,735)	$—	$(38,874,936)	$(156,300)	$(18,522,646)
Payment of Shareholder Notes	—	—	—	—	1,028,653	—	—	—	1,028,653
Net income	—	—	—	—	—	—	(4,659,338)	—	(4,659,338)
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	(1,167,749)	(1,167,749)
Preferred dividend requirement	—	—	—	—	—	—	(2,211,864)	—	(2,211,864)

BALANCE—December 31, 2004	43,079	5,055	22,578,191	—	(1,089,082)	—	(45,746,138)	(1,324,049)	(25,532,944)

Payment of Shareholder Notes	—	—	—	—	1,089,082	—	—	—	1,089,082
Net income	—	—	—	—	—	—	16,209,005	—	16,209,005
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	(1,313,561)	(1,313,561)
Preferred dividend requirement	—	—	—	—	—	—	(2,205,864)	—	(2,205,864)

Balance—December 31, 2004	43,079	5,055	22,578,191	—	—	—	(31,742,997)	(2,637,610)	(11,754,282)

Preferred dividend requirement	—	—	—	—	—	—	(189,949)	—	(189,949)
Net loss	—	—	—	—	—	—	(8,239,847)	—	(8,239,847)

Balance—January 31, 2005	$43,079	$5,055	$22,578,191	$—	$—	$—	$(40,172,793)	$(2,637,610)	$(20,184,078)

SUCCESSOR
Balance—February 1, 2005	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	5,029,061	—	5,029,061
Other comprehensive income:
Foreign translation adjustments, net of tax of $19,494	—	—	—	—	—	77,971	—	—	77,971

Comprehensive income	—	—	—	—	—	—	—	—	5,107,032
Issuance of Class A common stock	24,000	—	2,376,000	—	—	—	—	—	2,400,000
Issuance of stock based compensation	2,816	—	278,749	(281,565)	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	281,565	—	—	—	—	281,565
Preferred dividend requirement	—	—	—	—	—	—	(1,703,400)	—	(1,703,400)

Balance—December 31, 2005	$26,816	$—	$2,654,749	$—	$—	$77,971	$3,325,661	$—	$6,085,197

See accompanying notes to consolidated financial statements

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to January 31, 2005,
Year Ended December 31, 2004 and Year Ended December 31, 2003

	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$5,029,061	$(8,239,847)	$16,209,005	$(4,470,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,466,123	200,644	2,399,569	2,000,512
Amortization of deferred financing costs	1,131,496	35,272	1,519,002	160,226
Accretion of discount on long-term debt	8,914	—	—	—
Stock-based compensation expense	281,565	—	—	—
Provision for doubtful accounts	192,299	26,700	352,701	868,787
Inventory purchase price allocation adjustment	1,687,557	—	—	—
Deferred income tax benefit	(895,278)	—	(4,374,297)	(1,561,885)
Gain on redemption of Preferred and Common Stock	—	—	—	(81,973)
Gain on foreign currency transactions	130,914	—	—	—
Gain (loss) on sale of property, plant and equipment	104,150	—	(333)	(32,675)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,898,360)	1,990,700	(10,926,726)	7,864,754
(Increase) decrease in inventories	(11,248,142)	(3,183,716)	(4,486,412)	10,210,604
Decrease (increase) in prepaid expenses and other current assets	2,733,628	(2,951,174)	951,480	(16,405)
Increase (decrease) increase in accounts payable	5,576,961	6,317,806	(97,290)	11,543,201
(Decrease) increase in accrued liabilities and other expenses	(351,259)	11,695,123	4,216,373	(1,965,637)
Increase (decrease) in income tax payable	897,987	775,482	—	(1,631,080)
Decrease (increase) in income tax receivable	4,659,435	(2,418,165)	185,502	—
Decrease (increase) in other	20,418	—	(100,000)	(44,189)

Net cash provided by operating activities from continuing operations	9,527,469	4,248,825	5,848,574	22,843,644
Net cash provided by operating activities from discontinued operations	—	—	—	1,894,655

Net cash provided by operating activities	9,527,469	4,248,825	5,848,574	24,738,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation—net of cash acquired	(121,836,030)	—	—	—
Purchase of Western Flow Products, Inc.—net of cash acquired	(1,746,201)	—	—	—
Purchase of Murray International Metals, Inc.—net of cash acquired	(11,049,097)	—	—	—
Purchase of SISCO—net of cash acquired	—	—	—	(500,000)
Purchase of ProMetals, Inc.—net of cash acquired	—	—	—	(400,000)
Purchase of property, plant and equipment	(1,315,012)	(4,079)	(1,111,757)	(2,498,838)
Proceeds from the sale of capital assets	3,422	3,000	75,800	—

Net cash used in investing activities from continuing operations	(135,942,918)	(1,079)	(1,035,957)	(3,398,838)
Net cash provided by investing activities from discontinued operations	—	—	—	283,772

Net cash used in investing activities	(135,942,918)	(1,079)	(1,035,957)	(3,115,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of discount	134,605,000	—	1,500,000	6,065,705
Proceeds from issuance of common stock	2,400,000	—	—	—
Proceeds from issuance of preferred stock	21,600,000	—	—	—
Proceeds from debt issuance—net of payments under revolving credit agreement	—	116,438	1,635,175	(19,722,267)
Deferred financing costs	(9,476,913)	—	(1,431,623)	—
Principal payments on notes payable and long-term debt	(5,179,749)	(232,072)	(6,225,056)	(577,072)
Purchase of common stock for treasury	—	—	(1,313,561)	(1,167,749)
Proceeds from repayment of shareholder notes	—	—	1,089,083	1,028,653
Redemption of preferred stock	—	—	(145,141)	(464,627)
Increase (decrease) in managed cash overdraft	480,644	(1,361,404)	(2,911,801)	(3,661,270)

Net cash provided by (used in) financing activities from continuing operations	144,428,982	(1,477,038)	(7,802,924)	(18,498,627)
Net cash provided by financing activities from discontinued operations	—	—	—	—

Net cash provided by (used in) financing activities	144,428,982	(1,477,038)	(7,802,924)	(18,498,627)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,013,533	2,770,708	(2,990,307)	3,124,606
CASH AND CASH EQUIVALENTS (Beginning of year)	—	134,299	3,124,606	—

CASH AND CASH EQUIVALENTS (End of year)	$18,013,533	$2,905,007	$134,299	$3,124,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,709,887	$280,629	$2,553,693	$3,090,045

Income taxes	$211,929	—	$1,327,110	$338,082

NON-CASH INVESTING AND FINANCING ACTIVITES:
Equipment acquired through capital leases	$87,538	—	—	—

Issuance of note payable in connection with acquisition of Western Flow Products, Inc.	246,407	—	—	—

Issuance of restricted stock	281,565	—	—	—

Dividends on preferred stock	1,703,400	189,949	2,205,864	2,211,864

See accompanying notes to consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business—Edgen Corporation ("Edgen" or the "Company"), a Nevada corporation, was formed on November 30, 2000. Through its wholly owned subsidiaries, Edgen Alloy Products Group, L.L.C. ("Edgen Alloy"), Edgen Carbon Products Group, L.L.C. ("Edgen Carbon"), and Edgen Canada Inc. ("Edgen Canada"), Edgen distributes and sells prime carbon steel pipe, alloy grade pipe, fittings and flanges, high grade structural tubes, sections and plates, and provides services for the applications of such pipe and steel products. The Company has no assets or operations independent of its wholly owned subsidiaries. During 2005, the Company acquired Western Flow Products, Inc. in July 2005 and Murray International Metals, Inc. in December 2005 (see note 2).

        On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners ("JCP") and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes ("Notes") due 2011 and from an equity investment from funds managed by JCP and certain members of Edgen management. Concurrently with the purchase, Edgen entered into a new $20 million senior secured revolving credit facility.

        Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the old notes, the equity investment, the related financing transactions and the merger collectively as the "Buy-out Transaction." Edgen Corporation following the merger is referred to as the "Successor." Edgen Corporation prior to the merger is referred to as the "Predecessor."

        On December 16, 2005, our stockholders organized a new holding company, Edgen/Murray L.P., to hold all of the outstanding equity interests of Edgen and a newly created company, Pipe Acquisition Limited ("PAL") which acquired Murray International Metals Ltd. ("MIM UK") on December 16, 2005. In a separate but related transaction, Edgen acquired Murray International Metals, Inc. ("MIM US"), the U.S. subsidiary of MIM UK. Edgen/Murray L.P. is a Delaware limited partnership and is controlled by funds managed by JCP. Additionally, certain members of Edgen's management are officers of Edgen/Murray, L.P. In connection with the MIM UK acquisition, Edgen/Murray, L.P. also issued additional partnership interests to the funds managed by JCP, to certain members of management of our company and MIM UK and the sellers of MIM UK.

        Basis of Presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"). The consolidated financial statements include the accounts of Edgen and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

        Our foreign subsidiary, Edgen Canada, maintains its accounting records in its local currency, the Canadian dollar ("CAD"). All of the assets and liabilities of this subsidiary (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholder's equity (deficit), in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial

Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," and SFAS No. 130, "Reporting Comprehensive Income." Foreign transaction gains or losses are charged to income in the period the transactions are settled.

        In accordance with GAAP, we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the other transactions that were consummated in connection with the acquisition of the Predecessor. There were no material changes to the operations or customer relationships of the business as a result of the acquisition of the Predecessor.

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers all highly-liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

        Inventory—Inventory consists primarily of prime carbon steel pipe and plate, alloy grade pipe, fittings and flanges and structural sections and plates. Inventory is stated at the lower of cost or market. Cost is determined by the average cost method.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets, which range from 2 to 39 years. For income tax purposes, accelerated methods of depreciation are used. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. Other identifiable intangible assets include customer relationships, tradenames, non-competition agreements and trademarks. Other identifiable intangibles with finite useful lives are amortized to expense over the estimated useful life of the asset. Customer relationships and non-competition agreements are amortized on a straight-line basis over their estimated useful life, 7 years for customer relationships and 1 to 5 years for non-competition agreements. Identifiable intangible assets with an indefinite useful life, including goodwill, tradenames and trademarks, are evaluated annually in the first quarter or more frequently if circumstances dictate, for impairment by comparison with their carrying amounts with the fair value of the individual assets. No goodwill impairment was identified in 2005, 2004 and 2003.

        Impairment of Long-lived Assets—We assess the impairment of long-lived assets, including property, plant and equipment and customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

        Deferred Financing Costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the interest method. Deferred financing costs charged to operations as interest during the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003 were $1,131,491, $35,272, $1,519,002, and $160,226, respectively.

        Income Taxes—Income taxes are provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

        Revenue Recognition—Revenue is recognized on products sales when products are shipped and the customer takes title and assumes risk of loss. Shipping and handling costs incurred are included as a component of cost of goods sold.

        Stock-Based Compensation—The Company accounts for its stock-based employee compensation plan which allows for the granting of stock options and restricted stock using the intrinsic value-based method of accounting, as permitted, and discloses, if material, pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.

        If compensation cost for the Company's cost based compensation plan had been determined on the fair value method at the grant dates for awards, there would have been no material impact on the Company's reported net income or earnings per share. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black- Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee options.

        The FASB has issued FASB Statement No. 123(R), Share-Based Payment (the "Statement"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method of accounting, and generally requires instead that such transactions be accounted for using a fair-value based method. The Statement permits use of option pricing models other than the Black-Scholes option pricing model. There was no impact on the Company's consolidated financial statements as a result of the adoption of this Statement.

        Derivative Financial Instruments—The Company enters into foreign currency forward exchange contracts to minimize our foreign exchange risks associated with certain inventory purchase transactions that are denominated in a foreign currency (primarily the Euro). We do not monitor these foreign currency forward exchange contracts for hedge effectiveness. Gains and losses associated with these contracts are accounted for as other income (loss) on the statement of operations.

        Fair Values of Financial Instruments—The carrying value of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair value due to the short maturity of those instruments. The fair value of long-term debt was approximately $132.0 million based on recent trades by investors.

        Other Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.

        Recent Accounting Pronouncements—From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the company's consolidated financial statements upon adoption.

        Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current period presentation. All reclassifications have been applied consistently for the periods presented.

2.     ACQUISITIONS

Edgen Corporation

        As described in note 1, on February 1, 2005, Edgen Acquisition Corporation purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of certain fees and expenses. The acquisition was funded with (i) proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of Notes, (ii) from an equity investment from funds managed by JCP and certain members of Edgen management and (iii) a payable to the sellers of approximately $2,975,164 based upon receipt of certain income tax refunds for the remainder of the purchase price.

        The estimated fair value of the assets acquired and liabilities assumed relating to the acquisition is summarized below:

Accounts receivable	$29,733,590
Inventory	63,097,410
Other current assets	17,982,343
Property, plant and equipment	12,110,055
Goodwill	22,047,680
Customer relationships, tradenames and other intangibles assets	26,624,916
Accounts payable	(25,335,643)
Accrued expenses and other current liabilities	(12,959,496)
Deferred tax liability	(11,441,997)
Long-term debt	(22,828)

Purchase price (net of cash received of $3,582,737)	$121,836,030

Western Flow Products, Inc.

        On July 15, 2005, our subsidiary, Edgen Canada, Inc., acquired the common stock of Western Flow Products, Inc. ("Western Flow") for a purchase price of approximately $1,971,000 (2,400,000 CAD) consisting of a cash payment of approximately $1,725,000 (2,100,000 CAD) and the issuance of a note payable to the sellers for approximately $246,000 (300,000 CAD). Under the purchase agreement, an additional 500,000 CAD of purchase price is contingent upon the achievement of a specified earnings threshold subsequent to the acquisition. As of January 31, 2006, the earnings threshold was met and the amount became payable to the sellers. Western Flow is located in Edmonton, Alberta and is a specialty alloy pipe and components distributor primarily to the oil and gas, processing and power generation industries. The operations of this acquisition will be merged into the Company's subsidiary, Edgen Canada and are included in our operating results from the date of the acquisition.

        The estimated fair value of the assets acquired and liabilities assumed relating to the acquisition is summarized below:

Accounts receivable	$1,214,760
Inventory	877,727
Other current assets	6,065
Property, plant and equipment	31,647
Goodwill	686,438
Accounts payable	(680,759)
Note payable to sellers	(258,642)
Accrued expenses and other current liabilities	(131,035)

Purchase price (net of cash received of $83)	$1,746,201

Murray International Metals, Inc.

        On November 29, 2005, our subsidiary, Edgen Carbon Products Group, L.L.C., entered into a purchase agreement with MIM UK to acquire all of the equity interests of MIM UK's U.S. subsidiary, MIM US, for an aggregate purchase price, including assumption of debt, of approximately $20,600,000. The assumption of debt included a 2,900,000 GBP (approximately 5,000,000 USD) note payable to MIM UK which was funded and paid by Edgen upon closing. In a separate transaction, PAL entered into a purchase agreement with Murray International Holdings Limited and the shareholders of MIM UK and acquired all of the equity interests of MIM UK.

        MIM US is a leading supplier of high yield and special grade structural steel to oil and gas projects being engineered and managed by leading operators, engineering houses and offshore fabricators in the oil and gas industry primarily in North and South America. MIM US offers a complete range of high yield steel plate, sections, and tubulars. MIM US is based in Houston, Texas, and is presently a wholly owned subsidiary of Edgen Carbon Products Group, L.L.C.

        As of December 31, 2005, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on December 16,

2005 including identified other intangible assets, if any. The preliminary purchase price allocation as of December 31, 2005 includes the following:

Accounts receivable	$5,180,054
Inventory	7,413,860
Other current assets	1,319
Property, plant and equipment	77,469
Goodwill	14,363,647
Other assets	33,318
Deferred tax asset	171,620
Accounts payable	(9,689,915)
Accrued expenses and other current liabilities	(1,327,375)
Current portion of long-term debt	(16,806)
Deferred tax liability	(11,464)
Note payable due to Murray International Holdings Ltd.	(5,146,630)

Purchase price (net of cash received of $10,847,763)	$11,049,097

        The following table reflects the pro forma revenue and net income for the periods presented as though these acquisitions and related transactions had taken place at the beginning of each period:

	(Unaudited)
	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004
Revenue	$293,601,000	$24,403,000	$240,047,000
Net income (loss)	5,510,000	(8,162,000)	12,925,000

3.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

	Successor 2005	Predecessor 2004
Land and land improvements	$8,462,322	$5,903,748
Building	1,024,413	908,148
Equipment and computers	15,083,453	16,250,332
Leasehold improvements	798,974	2,255,968

	25,369,162	25,318,196
Less accumulated depreciation	(14,110,459)	(14,895,419)

Property, plant and equipment—net	$11,258,703	$10,422,777

        Substantially all of the Company's property, plant and equipment serves as collateral for the Company's credit arrangements and long-term debt (see note 6). Depreciation expense for the period

February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005 and the years ended December 31, 2004 and 2003 was $2,265,398, $189,812, $2,281,652 and $1,896,045, respectively.

4.     INTANGIBLE ASSETS

        Intangible assets consist of the following:

	Successor 2005	Predecessor 2004
Customer relationships	$21,014,440	$—
Tradenames	2,396,000	—
Non-compete agreements	—	$45,000
Trademarks	13,748	13,748

	$23,424,188	$58,748

        In connection with the Buy-out Transaction on February 1, 2005, customer relationships and tradename intangible assets were identified and recorded in the purchase price allocation (see note 2).

        Amortization expense was $3,200,725, $10,832, $117,917, and $154,167, for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, the years ended December 31, 2004 and 2003, respectively. Accumulated amortization of intangible assets at December 31, 2005 and 2004 was $3,416,560 and $205,000, respectively.

        The following table presents scheduled amortization expense for the next five years:

2006	$3,454,429
2007	3,454,429
2008	3,454,429
2009	3,454,429
2010	3,454,429

5.     GOODWILL

        Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company's reporting units were tested on January 1, 2005, 2004, and 2003 for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and guideline company multiples for each of the reportable units. On an annual basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first quarter.

        Based on the impairment test, the Company recognized no impairment charge in 2005, 2004 and 2003.

        The following table reflects changes to goodwill by reportable segment and changes to goodwill during the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003:

	Edgen Alloy	Edgen Carbon	Consolidated
Successor
Balance at February 1, 2005	$—	$—	$—
Buy-out Transaction	4,319,500	17,728,180	22,047,680
Acquisition of Western Flow Products, Inc.	686,438	—	686,438
Acquisition of Murray International Metals, Inc.	—	14,363,647	14,363,647
Foreign currency translation adjustment	29,004	—	29,004

Balance at December 31, 2005	$5,034,942	$32,091,827	$37,126,769

        In connection with the Buy-out Transaction, the carrying value of goodwill as of February 1, 2005 of $6,459,345 was replaced with goodwill derived in the Buy-out Transaction purchase price allocation (see note 2). There were no other changes in the carrying amount of goodwill from January 1, 2004 to January 31, 2005.

6.     CREDIT ARRANGEMENTS AND LONG-TERM DEBT

        Credit arrangement and long-term debt consisted of the following at December 31, 2005 and 2004:

	Successor 2005	Predecessor 2004
9 7/8% Senior Secured Notes due 2011, net of discount of $1,386,086	$134,613,914	$—
Revolving credit facility, interest due monthly at a base rate of the lender's stated prime (7.25% at December 31, 2005) or LIBOR plus 200 basis points (6.16% at December 31, 2005), through maturity in February 2010; secured by a lien on the assets of Edgen Alloy and Edgen Carbon	—	—
Revolving credit loans; interest due monthly at a base rate of LIBOR plus 300 basis points (5.4% at December 31, 2004), through maturity in February 2008; secured by a lien on the assets of Edgen Alloy and Edgen Carbon	—	$39,608,998
Term loan, quarterly principal payments beginning June 30, 2004, including interest at the base rate of LIBOR plus 300 basis points (5.4% at December 31, 2004) through maturity in February 2008; secured by a lien on the assets of Edgen Alloy and Edgen Carbon	—	1,275,000
Demand note; monthly interest payments at LIBOR plus 10 basis points per annum (2.43% at December 31, 2004), commencing October 1, 2002 through maturity to September 2005, payable to Amsouth Bank	—	4,490,000
Convertible term notes; interest due at maturity at 12% per annum, commencing October 25, 2000 through maturity in October 2005	—	2,041,644
Note payable to sellers of Western Flow Products, Inc., interest accrues at 6%, due with semi-annual payments scheduled in July 2006 and 2007	257,290	—
Various capital leases to a corporation; monthly payments range from $356 to $1,388; at an interest rate of 7.5% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	96,944	317,141
Unsecured subordinated promissory note to a corporation; annual payments of $150,000, including interest at 5.0% per annum, commencing March 31, 2004 through maturity in March 31, 2005	—	150,000
Total	134,968,148	47,882,783

Less current portion	(160,984)	(7,229,553)

Long-term debt	$134,807,164	$40,653,230

Senior Secured Notes

        On February 1, 2005, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011. The proceeds from the issuance of the Notes were used to retire substantially all of the Company's long-term debt under its existing revolving credit facility and certain other notes and loans on February 1, 2005. Then on December 16, 2005, the Company issued an additional $31.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 with the proceeds funding the acquisition of MIM US (see note 2).

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

        The indenture governing the Notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning on February 1, 2005 and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture.

        All of the Company's domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. Neither Edgen/Murray, L.P. nor MIM UK guarantees the Notes. The Notes and the related guarantees are secured by a lien on substantially all of the Company's assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our and our existing and future subsidiaries' leasehold interests and the capital stock of our existing and future subsidiaries), subject to certain permitted liens and other limitations. Under an intercreditor agreement, the security interest in those assets consisting of inventory, accounts receivable, lockboxes, deposit accounts, securities accounts and financial assets credited thereto, and certain related assets that secure the Notes and the related guarantees, are subordinated to a lien thereon that secures our revolving credit facility. As a result of such lien subordination, the Notes are effectively subordinated to our revolving credit facility to the extent of the value of such assets.

        There are no significant restrictions on the Company's ability and the ability of the subsidiary guarantors to obtain funds from the Company's and the subsidiary guarantors' respective subsidiaries by dividend or loan.

Revolving Credit Facility

        In connection with the Buy-out Transaction, Edgen entered into a new $20 million senior secured revolving credit facility (the "Credit Agreement") with GMAC Commercial Finance LLC ("GMAC CF"), replacing its $55.5 million revolving credit agreement. The Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by

GMAC CF (7.25% at December 31, 2005), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (6.16% at December 31, 2005). The Company must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. There were no borrowings under the Credit Agreement as of December 31, 2005.

        The Credit Agreement is guaranteed by all of our domestic subsidiaries and is secured by a first priority security interest in all of the Company's and its domestic subsidiaries' working capital assets and a second priority security interest in all of the Company's and its domestic subsidiaries' other assets (other than certain excluded assets such as the Company's leasehold interests and the capital stock of its subsidiaries). Pursuant to the terms of the intercreditor agreement described above, the security interest on the collateral consisting of working capital assets that secures the Notes and related guarantees is contractually subordinated to the liens thereon securing the Credit Agreement, and the security interest, if any, on substantially all of the Company's and its domestic subsidiaries' other assets (other than certain excluded assets such as the Company's leasehold interests and the capital stock of its subsidiaries) that secure the Credit Agreement are contractually subordinated to the liens thereon securing the Notes and related guarantees.

        In addition, the Credit Agreement contains various affirmative and negative covenants, including limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets.

        Scheduled annual maturities for all outstanding credit arrangements and long-term debt for the years after December 31, 2005 are as follows:

2006	$160,984
2007	145,538
2008	18,057
2009	19,411
2010	10,244
Thereafter	136,000,000

Subtotal	136,354,234
Less: Discount on 9 7/8% Senior Secured Notes due 2011	(1,386,086)

Total	$134,968,148

7.     REDEEMABLE AND MANDATORILY REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

        On February 1, 2005, the Company issued Series A 8 1/2% Cumulative Compounding Preferred Stock, $0.1 par value ("Series A Preferred Stock"), in connection with the Buy-out Transaction. The holders of Series A Preferred Stock are entitled to receive annual dividends when, as and if, declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 8.5%, compounding annually, and are payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events, including a public offering, the sale of substantially all the assets of the Company or a change in control, and the approval of the board of directors, which is controlled by JCP, the Series A Preferred Stock can be redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends. For the period February 1, 2005 to December 31, 2005, the Company accrued dividends of $1,703,400 on the shares of outstanding Series A Preferred Stock. As of December 31, 2005, all of the outstanding shares of the Series A Preferred Stock are held by Edgen/Murray, L.P., which is controlled by JCP.

        The Notes indenture restricts the payment of dividends to preferred stock holders as well as the redemption of the Series A Preferred Stock, subject to an incurrence test based on a consolidated net income threshold, and subject to certain baskets.

        In connection with the preparation of these consolidated financial statements, management determined that, based on Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities," the Series A Preferred Stock should be presented on the balance sheet and statement of shareholder's equity (deficit) outside of shareholder's equity (deficit) because of a redemption feature and the holder of the preferred stock through its ownership of common stock has voting control of the Company. If the Series A Preferred Stock had been presented this way, instead of included within shareholder's equity (deficit), our balance sheet and statement of shareholder's equity (deficit) as of June 30, 2005 and September 30, 2005 included in our previously filed Quarterly Reports on Form 10-Q would have been as follows:

	June 30, 2005		September 30, 2005
	As Reported	Restated	As Reported	Restated
Redeemable preferred stock	$—	$21,765,000	$—	$22,834,200
SHAREHOLDER'S EQUITY (DEFICIT):
Preferred stock	765,216	—	1,234,416	—
Common stock—Class A	26,816	26,816	26,816	26,816
Unearned stock-based compensation	(269,833)	(269,833)	(262,793)	(262,793)
Paid-in capital	24,254,533	2,654,749	24,254,533	2,654,749
Accumulated comprehensive income	—	—	83,402	83,402
Retained earnings (deficit)	4,143,069	4,143,069	5,314,141	5,314,141
Less treasury stock	—	—	—	—

Total shareholder's equity (deficit)	$28,819,801	$7,154,801	$30,650,515	$7,816,315

        There was no impact to the statements of operations or statements of cash flows for each of the periods presented above.

Mandatorily Redeemable Preferred Stock

        In connection with the Buy-out Transaction on February 1, 2005, all mandatorily redeemable preferred stock was redeemed. Prior to February 1, 2005, the Holders of the Series A Cumulative Redeemable, $0.01 par value, Preferred Stock are entitled to receive cash dividends at the rate of $6.00 per annum per share. Outstanding shares of Preferred Stock are mandatorily redeemable by the Company upon the occurrence of certain events including a public offering, the sale of substantially all the assets of the company or a change in control, at a price of $100.00 per share, plus accrued and unpaid dividends. The Preferred Stock is also subject to optional redemption at the discretion of the Board of Directors at a price of $100.00 per share, plus accrued and unpaid dividends.

        Holders of the Series B Redeemable, $0.01 par value, Preferred Stock, with respect to rights of liquidation, winding up and dissolution, rank junior to the Series A Cumulative Redeemable Preferred Stock, but senior to all other Edgen equity securities. The holders of the Series B Redeemable Preferred Stock are not entitled to receive cash dividends. The outstanding shares of Series B Redeemable Preferred Stock are mandatorily redeemable similarly to the Series A Preferred Stock except that the redemption price is $400 per share plus a "return" amount up to an additional $400 per share.

8.     SHAREHOLDER'S EQUITY

        Common Stock—The holders of Common Stock are entitled to vote and all outstanding shares are held by Edgen/Murray, L.P. In connection with the Buy-out Transaction, the Class B Common Stock, which was exchangeable at the option of the holder into Class A Common Stock on a one-to-one basis, was cancelled. We now have a single class of common stock, $0.1 par value.

        Shareholder Loans—Through December 31, 2003 and pursuant to a Management Stock Purchase Agreement, certain officers, directors and managers of Edgen purchased 556,033 shares of Class A Common Stock and 7,570 shares of Preferred Stock in exchange for cash and promissory notes. All of the outstanding notes were paid in 2004 in conjunction with the buy back of the related outstanding shares by the Company.

        Stock Options and Restricted Stock—In December 1998, the stockholders of the Company approved a stock option plan to provide stock options as incentives and rewards for employees of the Company. Under the stock option plan, a maximum of 550,000 shares of the Company's Class A Common Stock could be granted. In connection with the Buy-out Transaction on February 1, 2005, the Company's stock option plan and all outstanding stock options were cancelled and restricted stock was granted under a new incentive compensation plan.

        Prior to cancellation, the terms of the stock options included an exercise price at the fair market value of the shares at the date of grant and the options vested ratably over a five year period. At December 31, 2004 and 2003, 113,283 and 113,283 options were outstanding and unexercised.

        A summary of changes in options is as follows:

	Predecessor December 31,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option—beginning of year	113,283	$6.53	204,769	$7.50
Shares granted	—		20,000	$2.00
Shares forfeited	—		(111,486)	$7.50
Shares exercised	—		—

Shares under option—end of period	113,283	$6.53	113,283	$6.53
Shares exercisable—end of period	68,627		68,627
Remaining authorized shares under approved plan—end of year	386,717		386,717

        The following table presents information relating to the Company's stock options outstanding at December 31, 2004 (share data in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Number Exercisable	Weighted- Average Exercise Price
$2.00—$7.50	113,283	$6.53	4.95	68,627	$7.50

        On February 1, 2005, 281,565 shares of restricted stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan. Vesting of the restricted stock was based on either time or a combination of performance and time. The time-based vesting schedule was generally 20% per year over a five year period subject to the holder's continued employment with the

Company. Restricted stock grants that used a vesting schedule that combined performance and time generally vested 10% per year over five years subject to continued employment with the Company plus an additional 10% or more per year for each year that the Company achieved certain performance goals as determined by the board of directors. Performance based restricted stock was cumulative so if the performance goals were achieved in any year of the five year period, all restricted stock subject to the performance criteria for that year and prior years would vest. If the performance goals were not achieved within five years of the grant date, the restricted stock subject to the performance goals would be forfeited. Upon a change in control, all restricted stock subject to time based vesting would fully and immediately vest.

        Effective December 15, 2005, the Company's equity incentive plan was cancelled; however, the Company's new parent company, Edgen/Murray, L.P., exchanged all outstanding awards for awards issued under its equity incentive plan with substantially equivalent terms. The Edgen/Murray, L.P. incentive plan authorizes the granting of awards to Edgen employees of up to 550,000 common units of Edgen/Murray, L.P. that are subject to restrictions on transfer until such time as they are vested. Vesting is based on either time or a combination of performance and time. For the period February 1, 2005 to December 31, 2005, the statement of operations includes $281,565 of stock-based compensation expense related to the outstanding restricted stock shares which were exchanged on December 15, 2005.

        Stock-based compensation expense related to the granting of the Edgen/Murray, L.P. restricted common units to Edgen employees will be allocated to Edgen and expensed within its statement of operations. For the period February 1, 2005 to December 31, 2005, the statement of operations reflects $9,608 of stock-based compensation expense related to the new Edgen/Murray L.P., restricted common units issued on December 16, 2005.

9.     INCOME TAXES

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	Successor	Predecessor
	December 31,
	2005	2004
DEFERRED TAX ASSETS
Current deferred tax assets:
Deferred compensation	$124,701	$208,066
Inventory	1,239,316	750,647
Bad debt allowance	296,000	235,397
Net operating loss carryforwards	216,005	368,722
Accrued bonuses and professional fees	58,905	—
Other	98,674	16,228

Total current deferred tax assets	2,033,601	1,579,060
Non-current deferred tax assets:
Goodwill impairment	6,231,553	7,118,731
Net operating loss carryforwards	207,161	423,167
Other	147,398	159,892

Total non-current deferred tax assets	6,586,112	7,701,790
Total deferred tax assets	8,619,713	9,280,850
DEFERRED TAX LIABILITIES
Current deferred tax liabilities:
Inventory—Fair Value Purchase Price Adjustment	98,374	—
Cash discounts earned	69,393	1,329
Other	195,668	106,174

Total current deferred tax liabilities	363,435	107,503

Non-current deferred tax liabilities:
Acquired customer relationships and tradenames	8,661,863	—
Depreciation	697,433	782,000
Other	2,695	1,477

Total non-current deferred tax liabilities	9,361,991	783,477
Total deferred tax liabilities	9,725,426	890,980

Net deferred tax (liability) asset	$(1,105,713)	$8,389,870

        As of December 31, 2005, deferred tax liabilities include the difference in book and tax basis related to other identifiable intangibles, customer relationships and tradenames, identified in the Buy-out Transaction (see note 2).

        As presented in the consolidated statement of cash flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision and the change between the deferred income taxes estimated for 2004 and actual deferred income taxes for 2004. The Company also acquired $171,620 in deferred tax assets and $10,567,724 in deferred tax liabilities in connection with the Buy-out Transaction and the acquisition of MIM US.

        Income (loss) from continuing operations for each jurisdiction follows for the respective period:

		Predecessor
	Successor
			Year Ended December 31,
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005
			2004	2003
United States	$7,735,711	$(10,156,355)	$12,998,140	$(8,665,223)
Foreign	142,141	—	—	—

	$7,877,852	$(10,156,355)	$12,998,140	$(8,665,223)

        Components of income tax expense (benefit) are as follows:

		Predecessor
	Successor
			Year Ended December 31,
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005
			2004	2003
Current
Federal	$3,205,516	$(1,707,503)	967,718	$(2,791,866)
State	601,402	(306,641)	195,714	—
Foreign	40,031	—	—	—

	3,846,949	(2,014,144)	1,163,432	(2,791,866)
Deferred—principally Federal	(998,158)	97,636	(4,374,297)	(1,561,885)

Total	$2,848,791	$(1,916,508)	$(3,210,865)	$(4,353,751)

        For the period February 1, 2005 to December 31, 2005, we recorded $19,494 of income tax expense related to foreign currency translation included in other comprehensive income which is not reflected in the table above. For the year ended December 31, 2003, income tax expense (benefit) includes an income tax benefit of $(159,124) related to discontinued operations on the statement of operations.

        For the period February 1, 2005 to December 31, 2005 and the year ended December 31, 2004, we made payments related to income taxes totaling $211,929 and $1,327,110, respectively. No tax payments were made for the period January 1, 2005 to January 31, 2005. In 2005, the Company deferred its third and fourth quarter 2005 estimated federal tax payments as allowed by the Katrina Emergency Tax Relief Act of 2005. These estimated 2005 tax payments were paid on February 28, 2006.

        The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

			Predecessor
	Successor
					Year Ended December 31,
	Period February 1, 2005 to December 31, 2005		Period January 1, 2005 to January 31, 2005
					2004		2003
Federal income tax expense (benefit) at statutory rate	$2,678,470	34%	$(3,453,161)	(34)%	$4,419,368	34%	$(3,064,450)	(35)%
State income taxes net of federal income tax benefit	78,857	1%	53,160	1%	389,944	3%	(270,393)	(3)%
Decrease in valuation allowance	—	—	—	—	(8,014,009)	(62)%	(872,771)	(10)%
Non-deductible Buy-out Transaction expenses	—	—	1,475,178	14%	—	—	—	—
Non-deductible expenses and other	91,464	1%	8,315	—	(6,168)	—	(146,137)	(2)%

Total provision for income taxes	$2,848,791	36%	$(1,916,508)	(19)%	$(3,210,865)	(25)%	$(4,353,751)	(50)%

        As of December 31, 2005, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

        As of December 31, 2002, a valuation allowance was recorded against the deferred tax asset because management believed that the deferred tax assets related to the goodwill impairment would not more than likely be realized in full through future operating results and the reversal of taxable timing differences. Based on operating results for fiscal 2004 and projected operating results for fiscal 2005 and 2006, management believed that a valuation allowance was no longer required and the valuation allowance was reversed as of December 31, 2004. This resulted in an increase in the deferred tax asset as of December 31, 2004 and a corresponding decrease in income tax expense for the year then ended of $7.1 million.

        For state income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $14,100,000 available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2008 through 2023.

10.   COMMITMENTS AND CONTINGENCIES

        Through its subsidiaries, Edgen leases various properties, warehouses, equipment and office space under operating leases with remaining terms ranging from two to twelve years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,384,595, $100,252, $1,251,180, and $1,355,500 for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, the year ended December 31, 2004, and the year ended December 31, 2003, respectively.

        Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year for fiscal years beginning after December 31, 2005 are:

2006	$1,640,025
2007	1,203,094
2008	971,596
2009	627,190
2010	549,717
Thereafter	892,036

Total	$5,883,658

        In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of December 31, 2005, we had 13 contracts related to purchases of inventory that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency, and 3 contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. We did not have any off-balance sheet arrangements as of December 31, 2004.

        In the ordinary course of business, the Company has entered into employment contracts with certain executives and former owners; these contracts provide for minimum salary levels and incentive bonuses.

        The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11.   CONCENTRATION OF CREDIT RISK

        Financial instruments which would potentially subject Edgen to a significant concentration of credit risk consist primarily of trade accounts receivable. However, concentration of credit risk with respect to the trade accounts receivable is limited due to a large number of entities comprising the customer base. No one customer typically accounts for 5% or more of the trade accounts receivable of the Company. An allowance for losses is maintained based on the expected collectibility of accounts receivable.

12.   SEGMENT AND GEOGRAPHIC AREA INFORMATION

        Edgen markets and distributes specialty steel pipe, pipe components, and structural plates and sections made of highly engineered prime carbon and alloy steel. Edgen distributes its products primarily to companies operating within the oil and gas production and transmission, the process/petrochemical and the power generation industries. Edgen aggregates its operations into two reportable segments: alloy products and carbon products.

        The alloy products segment distributes specialty steel pipe and components for use in environments that are highly corrosive, extremely high or low temperature and/or involve high pressures. These products are sold primarily to the process/petrochemical and power generation industries.

        The carbon products segment distributes specialty carbon steel pipe, pipe components and high grade structural sections and plates primarily for use in high pressure and/or abrasive environments. The primary industries served are the oil and gas production and transmission, the process and the power generation industries.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Edgen evaluates performance based on profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations.

        The following table presents the financial information for each reportable segment and selected geographic areas:

	Successor	Predecessor	Predecessor
	February 1, 2005 to December 31, 2005	January 1, 2005 to January 31, 2005	December 31, 2004	December 31, 2003
Sales:
Alloy Products	$72,380,264	$4,214,009	$52,251,466	$41,011,052
Carbon Products	190,365,673	14,730,778	155,569,095	106,014,061

	$262,745,937	$18,944,787	$207,820,561	$147,025,113

Operating Income (Loss):
Alloy Products	$9,785,998	$959,632	$5,309,092	$1,435,622
Carbon Products	17,438,588	1,980,553	21,843,928	1,626,731
General Corporate	(7,704,935)	(12,713,366)	(9,097,651)	(8,778,906)

	$19,519,651	$(9,773,181)	$18,055,369	$(5,716,553)

Capital Expenditures:
Alloy Products	$669,583	$—	$213,040	$171,666
Carbon Products	260,441	4,079	456,360	357,151
General Corporate	384,988	—	442,357	1,970,021

	$1,315,012	$4,079	$1,111,757	$2,498,838

Depreciation and Amortization:
Alloy Products	$1,360,440	$14,935	$177,347	$177,298
Carbon Products	3,017,197	80,338	959,832	1,028,415
General Corporate	1,088,487	105,371	1,262,390	794,799

	$5,466,124	$200,644	$2,399,569	$2,000,512

Sales:
United States	$226,393,141	$16,691,787	$191,295,561	$143,062,113
Foreign	36,352,796	2,253,000	16,525,000	3,963,000

	$262,745,937	$18,944,787	$207,820,561	$147,025,113

	Successor	Predecessor	Predecessor
	As of
	December 31, 2005	December 31, 2004	December 31, 2003
Total Assets:
Alloy Products	$50,020,283	$26,324,510	$30,232,536
Carbon Products	221,285,996	79,177,069	61,526,201
General Corporate	(47,271,021)	13,360,569	13,801,220

	$224,035,258	$118,862,148	$105,559,957

Property, Plant and Equipment:
Alloy Products	$1,154,304	$745,826	$710,518
Carbon Products	8,120,812	6,975,430	7,436,066
General Corporate	1,983,587	2,701,521	3,521,555

	$11,258,703	$10,422,777	$11,668,139

Goodwill and Other Intangibles:
Alloy Products	$12,427,680	$400,000	$400,000
Carbon Products	48,109,529	6,104,345	6,122,260
General Corporate	13,748	13,748	13,748

	$60,550,957	$6,518,093	$6,536,008

13.   EMPLOYEE BENEFIT PLAN

        The Company maintains a 401(k) plan for all employees who have met the eligibility requirements to participate. Under the plan, employees may contribute up to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Company matches 50% of up to 6% of the employees' contributions. The plan provides that employees' contributions will be 100% vested at all times and that the Company's contributions vest over a five year period. Effective December 16, 2005, the Company began sponsoring a 401(k) profit-sharing plan for its subsidiary, MIM US, which covers eligible employees at least 21 years of age who have completed at least three months of service. The plan allows for employee contributions through salary deductions up to 19% of total compensation, subject to the statutory limits. Employer matching contributions can be made at the discretion of the Company. The Company contributed $251,629, $16,694, $250,937 and $272,440 to these plans for the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the years ended December 31, 2004 and 2003, respectively.

14.   EFFECTS OF HURRICANES KATRINA AND RITA

        In August 2005 and September 2005, Hurricanes Katrina and Rita struck the gulf coast of Louisiana, Mississippi, Alabama and Texas and caused extensive and catastrophic physical damage to those market areas. As a result of Hurricanes Katrina and Rita, our Louisiana and Texas locations sustained minor physical damage and were closed for a minimal number of days to secure our employees. Additionally, our sales order backlog and shipments experienced a temporary decline immediately following the hurricanes; however, we believe our sales orders have returned to a more normal level as of December 31, 2005. In the future, we cannot predict whether, for how long, or to what extent these hurricanes will affect our operations or the operations of our customers and suppliers in those market areas affected by the storms.

15.   RELATED PARTY TRANSACTIONS

        In connection with the Buy-out Transaction and pursuant to a transaction fee agreement with the Company's board of directors and certain members of management including Edward J. DiPaolo, John B. Elstrott, Edgar Hotard, Daniel J. O'Leary, and David L. Laxton, the Company paid a transaction fee in an amount equal to 2% of the aggregate purchase price of approximately $124.0 million, or $2,480,000, which was allocated among Messrs. DiPaolo, Elstrott, Hotard, O'Leary and Laxton. At the same time, pursuant to value bonus compensation awards approved by our board of directors, certain members of management became eligible for value bonuses in an aggregate amount of $3,000,000, which bonuses were distributed to our named executive officers and other members of management. Furthermore, our board of directors approved an additional senior management bonus equal to 20% of the net proceeds from the sale of Edgen Corporation in excess of $64.0 million. The amount of this bonus was approximately $1.5 million in the aggregate, and was distributed among the senior management by the mutual agreement of Mr. Kleinman, a Harvest Partners' board member, and Mr. O'Leary.

        Prior to the consummation of the Buy-out Transaction, Harvest Partners and its affiliates owned approximately 63% of our outstanding preferred stock and approximately 70% of our outstanding Class A common stock. In addition, Harvest Partners and its affiliates held $5.0 million principal amount of our then existing subordinated notes. Pursuant to an amended and restated management agreement between Harvest Partners and us, the Company paid Harvest Partners a quarterly management fee and reimbursed Harvest Partners for reasonable expenses. Management fees paid for the period January 1, 2005 to January 31, 2005 and the years ended December 31, 2004 and 2003 were $123,900, $495,000 and $495,600, respectively. Upon the consummation of the Buy-out Transaction, we paid Harvest Partners a transaction fee in an amount equal to 0.826 times 2% of the aggregate purchase price of $124.0 million, or $2,048,480, at which time the management agreement was terminated. Effective February 1, 2005, Harvest Partners no longer holds any of the Company's equity or debt securities.

        Prior to the consummation of the Buy-out Transaction, Stonehenge Capital owned approximately 17% of our outstanding preferred stock and approximately 20% of our Class A common stock. Pursuant to an amended and restated management agreement between Stonehenge Capital and us, the Company paid Stonehenge Capital a quarterly management fee and reimbursed Stonehenge Capital for reasonable expenses. Management fees paid to Stonehenge for the period January 1, 2005 to January 31, 2005 and the years ended December 31, 2004 and 2003, were $26,100, $104,000 and $104,400, respectively. Upon the consummation of the Buy-out Transaction, the Company paid Stonehenge Capital a transaction fee in an amount equal to 0.174 times 2% of the aggregate purchase price of approximately $124.0 million, or $431,520, at which time the management agreement was terminated. Effective February 1, 2005, Stonehenge Capital no longer holds any of the Company's equity or debt securities.

        On October 25, 2000, we issued four convertible term notes, in an aggregate principal amount of $15.0 million, to certain stockholders of our company. Three convertible term notes were issued to affiliates of Harvest Partners: two notes to Harvest Partners III, L.P. in the initial principal amounts of approximately $8.7 million and approximately $2.5 million and one note to Harvest Partners III, Beteiligungsgesellschaft buergerlichen Rechts mit Haftungsbeschraenkung in the initial principal amount of approximately $1.5 million. The fourth convertible term note was issued to Bank One Equity Investors Inc. in the initial principal amount of approximately $2.2 million. In connection with the consummation of the Buy-out Transaction, the Company repaid the remaining principal and interest obligations of approximately $2.8 million in the aggregate (as of December 31, 2004) and these convertible term notes were terminated.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The table below sets forth unaudited financial information for each of the quarters in fiscal 2005, including the periods February 1, 2005 to March 31, 2005 and January 1, 2005 to January 31, 2005, and for each of the quarters in fiscal 2004 (in thousands):

	Successor					Predecessor
	2005			Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005	2004
	Fourth Quarter	Third Quarter	Second Quarter			Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$66,745	$75,712	$74,394	$45,895	$18,945	$57,894	$53,054	$54,041	$42,831
Cost of sales	54,070	61,766	57,828	35,799	14,153	43,333	38,188	40,294	33,543

Gross profit	12,675	13,946	16,566	10,096	4,792	14,561	14,866	13,747	9,288
Yard expenses	1,231	1,299	1,234	769	390	1,163	1,255	1,204	970
Selling, general and administrative expenses	6,485	6,247	6,841	4,191	13,974	9,200	7,003	6,163	5,051
Depreciation and amortization	3,777	603	609	477	201	604	592	607	597

Operating expenses	11,493	8,149	8,684	5,437	14,565	10,965	8,850	7,974	6,618
Income (loss) from Operations	1,182	5,797	7,882	4,659	(9,773)	3,596	6,016	5,773	2,670
Other income (expense)	(454)	70	68	7	(49)	143	(72)	15	20
Interest expense	(3,212)	(3,164)	(3,023)	(1,935)	(333)	(1,984)	(1,551)	(905)	(723)

Income (loss) from operations before income tax expense	(2,484)	2,703	4,927	2,731	(10,156)	1,755	4,393	4,883	1,967
Income tax expense (benefit)	(963)	1,063	1,738	1,010	(1,916)	(6,583)	632	1,951	789

Net income (loss)	$(1,521)	$1,640	$3,189	$1,721	$(8,240)	$8,338	$3,761	$2,932	$1,178

        See note 7 for a discussion of redeemable preferred stock and a change in presentation on the balance sheets and statements of shareholder's equity (deficit) included in our previously filed Quarterly Reports on Form 10-Q.

17.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        In connection with the issuance of our Notes, our domestic subsidiaries issued joint and several guarantees of the Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the condensed consolidating financial information which is presented below. Our subsidiaries which have not issued guarantees for the Notes (our Canadian foreign subsidiaries including Edgen Canada and its subsidiary Western Flow) are referred to as the Non-Guarantor Subsidiaries. Prior to the acquisition of Western Flow on July 15, 2005, the Non-Guarantor Subsidiaries were considered to be "minor" as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

        The following presents the condensed consolidating financial information with respect to our financial position as of December 31, 2005, the results of our operations for the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to December 31, 2005 and our cash flows for the period January 1, 2005 to January 31, 2005, and the period February 1, 2005 to December 31, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	0	(182,301,610)	0
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	67,933,640	555,743	(122,844,362)	—
Long-term debt and capital leases	134,613,915	48,055,722	1,193,250	(49,055,723)	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,303,400	—	—	—	23,303,400
Shareholder's equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder's Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Successor
	For the Period February 1, 2005 to December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$260,297,708	$2,448,229	$—	$262,745,937
Cost of sales	—	207,940,929	1,557,601	(35,681)	209,462,849

Gross profit	—	52,356,779	890,628	35,681	53,283,088
Operating expenses	729,805	32,177,240	856,392	—	33,763,437

Income (loss) from continuing operations	(729,805)	20,179,539	34,236	35,681	19,519,651
Interest expense and other income (expense)	(5,671,151)	(6,055,431)	120,464	(35,681)	(11,641,799)
Equity in earnings of subsidiaries	9,036,976	—	—	(9,036,976)	—

Income (loss) from continuing operations before income tax expense (benefit)	2,636,020	14,124,108	154,700	(9,036,976)	7,877,852
Income tax expense (benefit)	(2,393,041)	5,201,801	40,031	—	2,848,791

Income (loss) from continuing operations	5,029,061	8,922,307	114,669	(9,036,976)	5,029,061
Preferred dividend requirement	1,703,400	—	—	—	1,703,400

Net income (loss) applicable to common shareholders	$3,325,661	$8,922,307	$114,669	$(9,036,976)	$3,325,661

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Cost of sales	—	14,153,729	—	(664)	14,153,065

Gross profit	—	4,791,058	—	664	4,791,722
Operating expenses	11,998,000	2,543,400	23,503	—	14,564,903

Income (loss) from continuing operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)
Interest expense and other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from continuing operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from continuing operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)
Preferred dividend requirement	189,949	—	—	—	189,949

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Successor
	For the Period February 1, 2005 to December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$(5,944,514)	$16,320,933	$(848,950)	$—	$9,527,469
Net cash provided by (used in) investing activities	(121,836,030)	(12,011,264)	(2,095,624)	—	(135,942,918)
Net cash provided by financing activities	116,116,589	25,208,151	3,104,242	—	144,428,982

Net increase in cash and cash equivalents	(11,663,955)	29,517,820	159,668	—	18,013,533
Cash and cash equivalents—(Beginning of period)	—	—	—	—	—

Cash and cash equivalents—(End of period)	$(11,663,955)	$29,517,820	$159,668	$—	$18,013,533

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash provided by (used in) financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents—(Beginning of period)	62,476	68,815	3,008	—	134,299

Cash and cash equivalents—(End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer ("CEO") and principal financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based on this evaluation, the CEO and CFO concluded that, as of the end of the period ended December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        As of January 1, 2005, the Company was not an "accelerated filer" as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to provide, and we have not provided, Management's Annual Report on Internal Control Over Financial Reporting or the associated report of our independent registered public accounting firm in this Annual Report on Form 10-K. Management and our Audit Committee are continuing to review our internal control over financial reporting as part of our preparation for the need to provide Management's Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm, and complete phase-in of compliance standards under Section 404 of the Sarbanes-Oxley Act of 2002. Any deficiencies identified by this review will be reported to the Audit Committee and we will take appropriate action to correct any deficiencies.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

MANAGEMENT

Executive Officers and Directors

        Our executive officers and directors are as follows:

Name	Age	Title
Daniel J. O'Leary	50	President, Chief Executive Officer and Director
David L. Laxton, III	56	Executive Vice President, Chief Financial Officer and Director
Robert L. Gilleland	65	President—Alloy Products Group
Craig S. Kiefer	51	President—Carbon Products Group
Nicholas Daraviras	32	Director
James L. Luikart	60	Director
Edward J. DiPaolo	53	Director

        Daniel J. O'Leary, 50, President, Chief Executive Officer and Director, has been involved in the steel pipe and distribution industries for 28 years. Mr. O'Leary joined us in January 2003 as our Chief Operating Officer and was promoted to President and Chief Executive Officer in August 2003. Mr. O'Leary was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Before joining our company, Mr. O'Leary served as President and Chief Operating Officer of Stupp Corporation, an independent manufacturer of electric-resistance welded custom steel line pipe, from 1995 to 2002. Prior to joining Stupp Corporation, he was Executive Vice-President and Chief Operating Officer of Maverick Tube Corporation from 1989 to 1995. He has also held management and executive positions with Red Man Pipe & Supply Company and Lone Star Steel Company. Mr. O'Leary is a former Vice-Chairman of the Committee on Pipe and Tube Imports and a member of the National Association of Steel Pipe Distributors. Mr. O'Leary is a graduate of the University of Tulsa with a B.S. in Education.

        David L. Laxton, III, 56, Executive Vice President, Chief Financial Officer and Director, has over 20 years experience in industrial distribution. Mr. Laxton joined us in December 1996 as Senior Vice President and Chief Financial Officer. Mr. Laxton became Executive Vice President and Chief Financial Officer in February 2005. Mr. Laxton was appointed as a director on August 25, 2005. Prior to joining Edgen, Mr. Laxton served as Chief Financial Officer of a distributor of tube fittings, controls and filtration products. Mr. Laxton has also held consulting positions with a big four accounting firm and with an investment banking firm. Mr. Laxton is currently Vice Chairman of American Gateway Bank and is the former president of the Baton Rouge Chapter of the National Association of Purchasing Management. Mr. Laxton has recently been named to the Advisory Committee to the School of Accounting at Louisiana State University, where he received a B.A. in History and an M.S. in Accounting.

        Robert L. Gilleland, 65, President of Alloy Products Group, has over 30 years of experience in the pipe and steel industry. Mr. Gilleland joined Edgen in 1998 as our Senior Vice President and General Manager. He was promoted to his current position in September 2003. Prior to joining Edgen, Mr. Gilleland was employed with LaBarge Pipe & Steel Company for 16 years. He was Executive Vice President and part owner in a leveraged buy-out of LaBarge Pipe & Steel Company in 1982. At LaBarge Pipe & Steel Company, Mr. Gilleland was responsible for inventory, purchasing and sales activities. Prior to joining LaBarge Pipe & Steel Company, Mr. Gilleland was employed with Edgcomb Metals Company, a subsidiary of Williams Companies, for 18 years. He holds a B.S. in Business Administration from Western Kentucky University.

        Craig S. Kiefer, 51, President of Carbon Products Group, has more than 30 years of experience in the industrial distribution market. Mr. Kiefer joined our company in April 2002 as the President of Service Industrial Supply Co. (SISCO). He was promoted to his current position in March 2003. Prior to joining Edgen, Mr. Kiefer was President and Chief Executive Officer of SISCO, which he formed in 1979 and which was acquired by Edgen in 2002.

        Nicholas Daraviras, 32, Director.    Mr. Daraviras was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Mr. Daraviras is a Managing Director of JCP. He joined JCP in 1996. Mr. Daraviras also serves as a director of The Sheridan Group and various private companies in which JCP also has an interest. Mr. Daraviras graduated as a Wharton Scholar and received his B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania.

        James L. Luikart, 60, Director.    Mr. Luikart was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1995 after spending over twenty years with Citicorp, the last seven years of which were as Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart also serves as a director of The Sheridan Group, W&T Offshore, Inc., and various private companies in which JCP also has an interest. Mr. Luikart received a B.A. in History magna cum laude from Yale University and an M.I.A. from Columbia University.

        Edward J. DiPaolo, 53, Director.    Mr. DiPaolo was appointed to our board of directors on August 25, 2005, and had previously served on our board of directors from 2001 until the consummation of the Buy-out Transaction on February 1, 2005. Mr. DiPaolo has over 26 years in energy services through his employment with Halliburton Energy Services where he held several positions including Group Senior Vice President Global Business Development and Senior Vice President Global Business Development. In 2002, Mr. DiPaolo retired from Halliburton Energy Services. Mr. DiPaolo currently serves as a director of Natural Gas Systems, Inc., Boots & Coots International Well Control, Inc. and Innicor Subsurface Technologies Inc. and has served as director for privately held companies. Mr. DiPaolo received a B.S. in Agricultural Engineering from West Virginia University.

Audit Committee

        Our Audit Committee consists of Messrs. Daraviras, Luikart and DiPaolo. Neither Mr. Daraviras nor Mr. Luikart is independent as that term is used in Section 10A(m)(3) of the Exchange Act, and none of Messrs. Daraviras, Luikaut or DiPaolo qualifies as an audit committee financial expert as that term is defined by applicable SEC regulations.

        However, the board of directors believes that each of the members of the Audit Committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. As the board of directors believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Audit Committee, the board of directors does not believe that it is necessary at this time to actively search for an outside person to serve on the board of directors who would qualify as an audit committee financial expert.

        The principal duties and responsibilities of our Audit Committee are as follows:

  •
  to monitor our financial reporting process and internal control systems;

  •
  to review and appraise the audit efforts of our independent registered public accounting firm and exercise ultimate authority over the relationship between us and our independent registered public accounting firm; and

  •
  to provide an open avenue of communication among the independent registered public accounting firm, financial and senior management and the board of directors.

        The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee, Interlocks and Insider Participation

        Messrs. Daraviras, Luikart and DiPaolo currently perform the functions of a compensation committee in addressing salaries and incentive compensation for our executive officers and none of our officers or employees or former officers participated in such deliberations during 2005. See "Item 13. Certain Relationships and Related Transactions."

Code of Ethics

        We do not have a code of ethics within the meaning of Item 406 of Regulation S-K because we are in the process of adapting our existing code of business ethics and conduct for this purpose.

Director Compensation and Arrangements

        Currently, only one of our directors, Mr. DiPaolo, is entitled to receive any fees for serving as a director. We have agreed to pay to Mr. DiPaolo $20,000 in director fees annually. For the period February 1, 2005 to December 31, 2005, we paid Mr. DiPaolo $10,000 in director fees and on December 16, 2005, Edgen/Murray, L.P. granted restricted common units to Mr. DiPaolo with a fair value of approximately $51,400 for services rendered as a board member and audit committee member of the Company. See "Item 13. Certain Relationships and Related Transactions."

        All of our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

        The following table sets forth certain information with respect to annual compensation for services in all capacities for fiscal years 2005, 2004 and 2003 paid to each of our executive officers during 2005.

Summary Compensation Table

Long-term Compensation
Annual Compensation
Name and Principal Position				Restricted Common Units Awards(3)	All Other Compensation(4)
	Year	Salary	Bonus(2)
Daniel J. O'Leary(1) President and Chief Executive Officer	2005 2004 2003	$290,800 278,763 210,961	$2,541,981 459,602 27,917	$482,415 — —	$2,665 2,665 —
David L. Laxton, III Executive Vice President and Chief Financial Officer	2005 2004 2003	$237,901 230,870 223,161	1,316,000 376,038 —	$206,746 — —	$1,460 2,121 —
Robert L. Gilleland President—Alloy Products Group	2005 2004 2003	$227,563 215,890 215,895	$636,000 350,997 —	$137,834 — —	$3,050 2,543 —
Craig S. Kiefer President—Carbon Products Group	2005 2004 2003	196,806 183,962 153,635	562,000 300,830 —	$137,834 — —	$3,485 — —

(1)
Mr. O'Leary joined our company on January 13, 2003.

(2)
Includes bonuses under the employee bonus plan, employment agreement, and an additional bonus award for Mr. O'Leary in 2005, as well as bonuses under the transaction fee agreement and the value bonus compensation and senior management bonuses paid in connection with the Buy-out Transaction. See "—Employee Bonus Plan," "—Employment Agreements," "Item 13. Certain Relationships and Related Transactions—Other Relationships and Related Transactions—Transaction Fee Agreement," "Item 13. Certain Relationships and Related Transactions—Other Relationships and Related Transactions—Value Bonus Compensation" below.

(3)
In 2005, the Company awarded 93,855, 40,223, 26,816 and 26,816 shares of the Company's restricted common stock to Messrs. O'Leary, Laxton, Gilleland and Kiefer, respectively, pursuant to the Company's equity incentive plan. On December 15, 2005 our parent company, Edgen/Murray, L.P., exchanged all outstanding awards for awards of restricted common units issued under the Edgen/Murray, L.P. equity incentive plan with substantially equivalent terms. These restricted common units will vest 10% per year over five years, subject to continued employment with the Company, plus an additional 10% or more per year for each year that the Company achieves certain performance goals as determined by the board of directors. If the performance goals are achieved in any year of the five year period, all restricted common units subject to the performance criteria for that year and prior years will vest. As of December 31, 2005, the aggregate number and value of the restricted common units of Edgen/Murray, L.P. held was: Mr. O'Leary 93,855 units/$482,415; Mr. Laxton 40,223 units/$206,746; Mr. Gilleland 26,816 units/$137,834; and Mr. Kiefer 26,816 units/$137,834. Holders of restricted common units have the right to receive their allocable share of any distributions made by Edgen/Murray, L.P. on its common units.

(4)
Represents the dollar value of any premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the named executive officer and club membership allowances.

Employment Agreements

        We have employment agreements with each of our executive officers, Mr. O'Leary, Mr. Laxton, Mr. Gilleland and Mr. Kiefer. The agreements with Mr. O'Leary and Mr. Laxton were amended and restated effective as of the consummation of the Buy-out Transaction. The agreements with

Mr. Gilleland and Mr. Kiefer were modified in 2005 to provide for a supplemental annual payment of $7,500.

        The amended and restated agreement with Mr. O'Leary provides that he will be employed as our President and Chief Executive Officer. The amended and restated agreement with Mr. Laxton provides that he will be employed as our Executive Vice President and Chief Financial Officer. The agreement with Mr. Gilleland provides that he will be employed as the President of Edgen Alloy. The agreement with Mr. Kiefer provides that he will be employed as the President of Edgen Carbon Products Group LLC.

        Each of these agreements provides that the compensation for the executive officer may be increased by recommendation of our chief executive officer to our board of directors. The base salaries of Mr. Gilleland and Mr. Kiefer were increased effective October 1, 2005. The current base salaries of Mr. O'Leary, Mr. Laxton, Mr. Gilleland and Mr. Kiefer are $275,000, $225,000, $225,000 and $200,000, respectively. Each employment agreement also provides for an annual bonus based on a targeted EBITDA amount, as determined by our board of directors, which is subject to a downward working capital adjustment. The target bonus for each of the executive officers for 2005 was up to 100% of his base salary. Each agreement generally provides for a supplemental annual payment of $9,500 or $7,500, four weeks of vacation and an automobile allowance, which varies by executive officer. Additionally, the employment agreements provide that we will pay premiums for term life insurance for Mr. O'Leary, Mr. Laxton and Mr. Kiefer.

        The agreements for Mr. O'Leary and Mr. Laxton are for a three year term commencing February 1, 2005, with automatic one-year extensions. The agreements with Mr. Gilleland and Mr. Kiefer are for a one-year term with automatic daily one year renewals, such that the employment agreements are always one full year from termination. The agreements may be terminated by us for the employee's disability, for cause (as defined in the agreements), or for any reason other than cause (with severance, payable upon termination other than for cause, generally ranging from an amount equal to the employee's annual base salary for one year to an amount equal to the employee's annual base salary for the remaining term under the agreement, plus the executive's full or pro-rata share of the annual bonus, if any).

Employee Bonus Plan

        With approval from our board of directors, we annually adopt an employee bonus plan based on a targeted pre-bonus EBITDA and minimum pre-bonus EBITDA. These targets are recommended by senior management and determined and approved by our board of directors. Every employee of ours has a target bonus associated with his or her position with our company and the target bonuses range from 10% to 100% of base salary. If EBITDA is less than or equal to the minimum EBITDA, then the employee is not entitled to any bonus. If, however, the EBITDA is greater than the minimum EBITDA, then the employee is entitled to receive a bonus in an amount equal to 2% of the employee's annual target bonus for each 1% of EBITDA in excess of the minimum EBITDA. Employees continue to earn an additional 2% of the target bonus for each 1% that EBITDA exceeds the target EBITDA. All bonuses under this plan are paid on or before March 15 of the year following the year in which the bonus is earned.

Equity Incentive Plan

        Upon consummation of the Buy-out Transaction, we issued restricted stock grants for 281,565 shares of common stock to certain members of our management, including the following to our named executive officers: Mr. O'Leary, 93,855; Mr. Laxton, 40,223; Mr. Gilleland, 26,816; and Mr. Kiefer, 26,816.

        Effective December 15, 2006, the Company's incentive compensation plan was cancelled; however, the Company's holding company, Edgen/Murray, L.P., exchanged all outstanding awards for awards issued under its equity incentive plan with substantially equivalent terms on December 16, 2005. The Edgen/Murray L.P., incentive plan authorizes the granting of awards to employees of up to 550,000 common units of Edgen/Murray L.P., that are subject to restrictions on transfer until such time as they are vested. Vesting is based on either time or a combination of performance and time.

401(k) Plans

        We sponsor a defined contribution plan, or 401(k) plan, intended to qualify under section 401 of the Internal Revenue Code. Substantially all of our U.S. employees are eligible to participate in the 401(k) plan on the first day of the month in which the employee has attained 18 years of age and 90 days of employment. Employees may make pre-tax contributions of their eligible compensation, not to exceed the limits under the Internal Revenue Code. We match 50% of the employee's contributions, up to a maximum of 6% of the employee's eligible compensation. Any profit sharing contributions are discretionary in amount and occurrence (and are not limited to current or accumulated net profits). Employees may direct their investments among various pre-selected investment alternatives. Employer contributions to the 401(k) plan, including profit sharing contributions, fixed contributions and employer matching contributions, vest 25% after the second year of employment, 50% after the third year of employment, 75% after the fourth year of employment and 100% after the fifth year of employment.

        Effective December 16, 2005, we began sponsoring a 401(k) profit-sharing plan for our subsidiary, MIM US, which covers eligible employees at least 21 years of age who have completed at least three months of service. The plan allows for employee contributions through salary deductions up to 19% of total compensation, subject to the statutory limits. Employer matching contributions can be made at our discretion.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

        Our outstanding securities consist of approximately 2,681,564 shares of common stock and 21,600 shares of Series A preferred stock.

        Effective December 15, 2006, our stockholders transferred all of their equity interests in our Company to Edgen/Murray, L.P. in exchange for common and preferred partnership interests of Edgen/Murray, L.P. As a result, 100% of our outstanding common stock and preferred stock is now owned by Edgen/Murray, L.P.

        The general partner of Edgen/Murray, L.P. is Edgen/Murray GP, LLC, a company wholly owned by funds managed by JCP. The limited partnership interests of Edgen/Murray, L.P. are divided into common units and preferred units. The following table sets forth certain information regarding the ownership of Edgen/Murray, L.P.'s common and preferred units as of March 30, 2006 by (i) each person or entity known to us to own more than 5% of any class of Edgen/Murray, L.P.'s partnership interests, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. To our knowledge, each of the security holders listed below has sole voting and investment power as to the partnership interests shown unless otherwise noted and subject to community property laws where applicable.

        Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

			Preferred Units(1)
	Common Units(1)
			Number of Units
	Number of Units	Percent		Percent
Principal Stockholders:
Funds managed by Jefferies Capital Partners(2)	4,207,067.82	77.0%	38,382.23	75.9%
Murray Metals Group Limited(3)	282,795.80	5.2%	6,285.02	12.4%
Named Executive Officers and Directors:
Daniel J. O'Leary(4)	197,308.57	3.6%	819.28	1.6%
David L. Laxton(4)	94,192.68	1.7%	401.05	0.8%
Robert L. Gilleland(4)	64,123.03	1.2%	352.68	0.7%
Craig S. Kiefer(4)	64,123.03	1.2%	352.68	0.7%
Nicholas Daraviras(5)	—	—	—	—
James L. Luikart(5)(6)	—	—	—	—
Edward J. DiPaolo(7)	13,653.69	0.3%	31.20	0.1%
All executive officers and directors as a group (7 persons)(8)	433,401.00	7.9%	1,956.89	3.9%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)
Consists of (a) 2,931,463.82 common units held by ING Furman Selz Investors III L.P., 1,037,894.15 common units held by ING Barings U.S. Leveraged Equity Plan LLC and 237,709.85 common units held by ING Barings Global Leveraged Equity Plan Ltd. and (b) 26,744.58 preferred units held by ING Furman Selz Investors III L.P., 9,468.87 preferred units held by

  ING Barings U.S. Leveraged Equity Plan LLC and 2,168.78 preferred units held by ING Barings Global Leveraged Equity Plan Ltd. ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. are private equity investment funds managed by JCP. Brian P. Friedman and Mr. Luikart are the managing members of the managers of these funds and may be considered the beneficial owners of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such shares, except to the extent of each of their pecuniary interests therein. The address for each of the funds managed by Jefferies Capital Partners is 520 Madison Avenue, 12th Floor, New York, New York 10022.

(3)
The address of Murray Metals Group Limited is 9 Charlotte Square, Edinburg EH2 4DR, United Kingdom.

(4)
The address of such person is c/o Edgen Corporation, 18444 Highland Road, Baton Rouge, Louisiana 70809. The number of common units includes 419,747.31 restricted units including 197,308.57 for Mr. O'Leary, 94,192.68 for Mr. Laxton, 64,123.03 for Mr. Gilleland and 64,123.03 for Mr. Kiefer.

(5)
The address of each of Mr. Daraviras and Mr. Luikart is c /o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

(6)
Does not include 2,931,463.82 common units and 36,922 preferred units owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. Mr. Luikart is a managing member of the manager of these funds and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., except to the extent of his pecuniary interest therein.

(7)
The address of Mr. DiPaolo is 363 N. Sam Houston Parkway East, Suite 550, Houston, Texas 77060. 3,654 of the common units and 31.20 of the preferred units listed for Mr. DiPaolo are owned by Hickory Hills Investments, LTD, a family limited partnership of which Mr. DiPaolo is a limited partner. The number of common units includes 10,000 restricted common units.

(8)
The number of common units includes 419,747.31 restricted units including 197,308.57 for Mr. O'Leary, 94,192.68 for Mr. Laxton, 64,123.03 for Mr. Gilleland, 64,123.03 for Mr. Kiefer and 10,000 for Mr. DiPaolo.

Edgen/Murray Partnership Interests

        In general, under the limited partnership agreement of Edgen/Murray, L.P., the general partner of Edgen/Murray, L.P. has control over its business and affairs and the limited partners do not participate, as limited partners, in the business and affairs of Edgen/Murray, L.P. Distributions of cash or property of Edgen/Murray, L.P. may be made only when and if, and in the amounts, determined by the general partner. Any such distributions must be made first to the holders of preferred units until each holder of preferred units has received cumulative aggregate distributions in an amount equal to, but not in excess of, the specified preferred return attributable to his, her or its preferred units. Then any remaining or subsequent distributions may be made to the holders of the common units.

Equity Compensation Plan Information

Equity Compensation Plan Information
As of December 31, 2005

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	268,454
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—		268,454

(1)
Includes restricted common units available for grant under the Edgen/Murray, L.P. Incentive Plan.

(2)
Not applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Buy-Out Transaction

        At the closing of the Buy-out Transaction, Edgen Acquisition Corporation entered into agreements with funds managed by JCP and certain members of our management pursuant to which they acquired shares of Edgen Acquisition Corporation. Pursuant to these agreements, these funds and the management investors purchased shares of common stock and preferred stock of Edgen Acquisition Corporation having a combined aggregate value of approximately $24.0 million. Following the acquisition of Edgen and the merger of Edgen Acquisition Corporation with and into Edgen Corporation, the funds managed by JCP and the management investors owned all of the outstanding common stock and preferred stock of Edgen Corporation. At the closing of the Buy-out Transaction, we also entered into a securities holders agreement and a registration rights agreement with funds managed by JCP and the management investors governing rights with respect to the ownership of our stock.

Formation of New Holding Company

        Effective December 16, 2005, our stockholders transferred all of their equity interests in our Company to Edgen/Murray, L.P. in exchange for common and preferred partnership interests of Edgen/Murray, L.P. and we became a wholly owned subsidiary of Edgen/Murray, L.P. Concurrently, the securities holders agreement entered into in connection with the Buy-out Transaction was terminated and the investors in Edgen/Murray, L.P., including our former stockholders, entered into a limited partnership agreement governing their partnership interests in Edgen/Murray, L.P. The Edgen/Murray, L.P. limited partnership agreement generally restricts the transfer of the partnership interests of Edgen/Murray, L.P. without the consent of the general partner, subject to certain exceptions. Under certain circumstances, the partners have "tag-along" rights to sell their partnership interests on a pro rata basis with the selling partner in certain sales to third parties. If the general partner approves a sale of Edgen/Murray, L.P., the general partner has the right to require the other partners to sell their partnership interests on the same terms. The limited partnership agreement also contains a provision that gives Edgen/Murray, L.P. the right to repurchase a management investor's shares upon termination of that management investor's employment or removal or resignation from the board of directors.

        In connection with the acquisition of MIM UK, (i) the funds managed by JCP that controlled our company invested additional cash in Edgen/Murray, L.P. in exchange for additional common and preferred partnership interests of Edgen/Murray, L.P., (ii) the seller of MIM UK received the equivalent of an approximately UK£4.0 million preferred partnership interest and approximately UK£1.0 million common partnership interest in Edgen/Murray, L.P., (iii) certain members of management of our company and MIM UK acquired additional common and preferred partnership interests of Edgen/Murray, L.P., and (iv) Edgen/Murray, L.P. invested these additional cash investments in PAL to enable it to acquire MIM UK. The issuance of these additional partnership interests of Edgen/Murray, L.P. altered the relative ownership of the partners of Edgen/Murray, L.P. However, following these transactions, the funds managed by JCP continue to own a majority of the common and preferred interests of Edgen/Murray, L.P. and continue to control Edgen/Murray, L.P. Our management currently owns approximately 11% of the common interests and 6% of the preferred interests of Edgen/Murray, L.P.

        On February 27, 2006, Edgen/Murray, L.P. granted a cash bonus and restricted common units to Messrs. O'Leary and Laxton of $60,000 and 17,492.75 units with an approximate fair value of $90,000, and $40,000 and 11,661.83 units with an approximate fair value of $60,000, respectively. These bonuses and additional awards were issued in recognition of the services provided to PAL and its subsidiaries during the acquisition of MIM UK and their future employment as the Chief Executive Officer and Chief Financial Officer, respectively, of Edgen/Murray, L.P.

Management Agreement

        In connection with the Buy-out Transaction, we entered into a management agreement with JCP. Pursuant to this management agreement, JCP may provide management, business and organizational strategy and merchant and investment banking services to us, which services include, but are not limited to, advice on corporate and financial planning, oversight of operations, including the marketing, sales and distribution of our products, development of business plans, the structure of our debt and equity capitalization and the identification and development of business opportunities. In exchange for these services, we may pay JCP an annual management fee in an amount agreed to between JCP and us from time to time, plus reasonable out-of-pocket expenses. It is not currently contemplated that we will pay a management fee to JCP. In addition, JCP may negotiate with us to provide additional management, financial or other corporate advisory services in connection with any transaction, including any acquisition, divestiture or financing, in which we may be, or may consider becoming, involved. The management agreement provides that JCP will be paid a transaction fee for such services rendered by JCP in an amount mutually agreed upon by JCP and us, plus reasonable out-of-pocket expenses. We did not pay JCP a transaction fee in connection with the consummation of the Buy-out Transaction. The management agreement has an initial term of ten years. The agreement will automatically renew for additional one year terms unless either we or JCP give written notice of termination within 90 days prior to the expiration of the initial term or any extension. There are no minimum levels of service required to be provided pursuant to the management agreement. The management agreement includes customary indemnification provisions in favor of JCP.

Other Relationships and Related Transactions

        Management Agreement with Harvest Partners, Inc.    Prior to the consummation of the Buy-out Transaction, Harvest Partners and its affiliates owned approximately 63% of our outstanding preferred stock and approximately 70% of our outstanding Class A common stock. In addition, Harvest Partners and its affiliates held $5.0 million principal amount of our then existing subordinated notes. Pursuant to an amended and restated management agreement between Harvest Partners and us, we paid Harvest Partners a quarterly management fee and reimbursed Harvest Partners for reasonable expenses. On an annual basis, the management fee in each of 2003 and 2004 was $495,600. Upon the consummation of the Buy-out Transaction, we paid Harvest a transaction fee in an amount equal to 0.826 times 2% of the aggregate purchase price of $124.0 million, or $2,048,480, at which time the management agreement was terminated. Harvest Partners no longer holds any of our equity or debt securities.

        Management Agreement with Stonehenge Capital Company, LLC.    Prior to the consummation of the Buy-out Transaction, Stonehenge Capital owned approximately 17% of our outstanding preferred stock and approximately 20% of our Class A common stock. Pursuant to an amended and restated management agreement between Stonehenge Capital and us, we pay Stonehenge Capital a quarterly management fee and reimburse Stonehenge Capital for reasonable expenses. On an annual basis, the management fee in each of 2003 and 2004 was $104,400. Upon the consummation of the Buy-out Transaction, we paid Stonehenge Capital a transaction fee in an amount equal to 0.174 times 2% of the aggregate purchase price of approximately $124.0 million, or $431,520, at which time the management agreement was terminated. Stonehenge Capital no longer holds any of our equity or debt securities.

        Transaction Fee Agreement.    Pursuant to a transaction fee agreement by and among Edward J. DiPaolo, John B. Elstrott, Edgar Hotard, Daniel J. O'Leary, David L. Laxton and us, upon the consummation of the Buy-out Transaction, we paid a transaction fee in an amount equal to 2% of the aggregate purchase price of approximately $124.0 million, or $2,480,000, which was allocated among Messrs. DiPaolo, Elstrott, Hotard, O'Leary and Laxton. Messrs. DiPaolo, O'Leary and Laxton received $50,000, $1,240,000, and $620,000 of this amount, respectively, as dictated by the transaction fee agreement.

        Value Bonus Compensation.    Upon the consummation of the Buy-out Transaction, pursuant to value bonus compensation awards approved by our board of directors, certain members of management became eligible for value bonuses in an aggregate amount of $3,000,000, which bonuses were distributed to our named executive officers and other members of management as indicated below:

Name of Employee	Bonus
Daniel J. O'Leary	$970,000
David L. Laxton, III	$480,000
Robert L. Gilleland	$420,000
Craig S. Kiefer	$370,000
Other members of management collectively (5 persons)	$760,000

        Furthermore, our board of directors approved an additional senior management bonus equal to 20% of the net proceeds from the sale of Edgen Corporation in excess of $64 million. The amount of this bonus was approximately $1.5 million in the aggregate, and was distributed among the senior management by the mutual agreement of Mr. Kleinman, a Harvest Partners board member, and Mr. O'Leary.

        Convertible Term Notes.    On October 25, 2000, we issued four convertible term notes, in an aggregate principal amount of $15.0 million, to certain stockholders of our company. Three convertible term notes were issued to affiliates of Harvest Partners: two notes to Harvest Partners III, L.P. in the initial principal amounts of approximately $8.7 million and approximately $2.5 million and one note to Harvest Partners III, Beteiligungsgesellschaft buergerlichen Rechts mit Haftungsbeschraenkung in the initial principal amount of approximately $1.5 million. The fourth convertible term note was issued to Bank One Equity Investors Inc. in the initial principal amount of approximately $2.2 million. In connection with the consummation of the Buy-out Transaction, we repaid the remaining principal and interest obligations of approximately $2.8 million in the aggregate (as of December 31, 2004) and these convertible term notes were terminated.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

        Our Audit Committee appointed Deloitte and Touche LLP ("D&T") as our Company's independent auditors to conduct the audit of our Company's books and records for the fiscal year ending December 31, 2005. D&T has served as our independent auditors since 1996.

Principal Accounting Fees and Services

        The following table sets forth the aggregate fees incurred by the Company for services performed by D&T:

	Fiscal 2005	Fiscal 2004
Audit Fees	$286,990	$168,732
Audit Related Fees	457,935	—
Tax Fees	67,968	78,440
All Other Fees	—	—

Total Fees	$812,893	$247,172

        Audit Fees represent the aggregate fees billed or estimated to be billed to us for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

        Audit-Related Fees represent the aggregate fees billed to us or estimated to be billed to us for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above. The nature of the services consisted principally of fees for the examination of offering circulars and a registration statement on Form S-4 in connection with the offering of our senior secured notes, and for the preparation of comfort letters issued to the initial purchaser of our senior secured notes. These services also included a closing balance sheet audit in connection with the acquisition of Western Flow and an annual audit of MIM US included in an offering circular.

        Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. In fiscal year 2005, the services included tax advice and planning related to our operations in Canada.

        All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by D&T, other than the services reported in the above categories.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

        Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company's business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee's responsibility to pre-approve permitted services of the independent auditor. All services performed by D&T have been or will be approved by the Audit Committee prior to performance in accordance with legal requirements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a) The following documents are filed as part of this report:

  (1)
  All Financial Statements.

        The financial statements listed in the Index to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data" are filed as part of this report.

  (2)
  Financial Statement Schedules.

        The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)
  Exhibits.

        The following is a list of exhibits filed as part of this report. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of December 31, 2004, by and among Edgen Acquisition Corporation, Edgen Corporation, the stockholders of Edgen Corporation parties thereto, and Harvest Partners III, LP. (incorporated by reference to Exhibit 2.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.1
Amended and Restated Articles of Incorporation of Edgen Corporation. (incorporated by reference to Exhibit 3.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.2	Amended and Restated Bylaws of Edgen Corporation
3.3
Articles of Incorporation of Edgen Louisiana Corporation. (incorporated by reference to Exhibit 3.3 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
3.4	Bylaws of Edgen Louisiana Corporation. (incorporated by reference to Exhibit 3.4 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
3.5
Articles of Organization of Edgen Alloy Products Group, L.L.C. (incorporated by reference to Exhibit 3.5 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.6
Operating Agreement and Bylaws of Edgen Alloy Products Group, L.L.C. (incorporated by reference to Exhibit 3.6 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.7
Articles of Organization of Edgen Carbon Products Group, L.L.C. (incorporated by reference to Exhibit 3.7 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.8
Operating Agreement and Bylaws of Edgen Carbon Products Group, L.L.C. (incorporated by reference to Exhibit 3.8 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

3.9	Articles of Incorporation of Murray International Metals, Inc.
3.10	Bylaws of Murray International Metals, Inc.
4.1
Indenture, dated as of February 1, 2005, by and between Edgen Corporation (as successor in interest to Edgen Acquisition Corporation) and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
4.2
Supplemental Indenture, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.2 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
4.3
Second Supplemental Indenture, dated as of December 16, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murrary International Metals, Inc. and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 99.2 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 000-1318246))
4.4
Security Agreement, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as collateral agent. (incorporated by reference to Exhibit 4.3 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
4.5
Supplement to Security Agreement, dated as of December 16, 2005, by Murray International Metals, Inc. and acknowledged and accepted by The Bank of New York, as collateral agent. (incorporated by reference to Exhibit 99.3 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
4.4	Form of 9 7/8% Senior Secured Notes due 2011. (Included in Exhibit 4.1)
10.1
Purchase Agreement, dated December 7, 2005, by and between Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and Jefferies & Company, Inc., as initial purchaser. (incorporated by reference to Exhibit 99.1 of Edgen Corporation's Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))
10.2
Registration Rights Agreement, dated as of December 16, 2005, by and among Jefferies & Company, Inc., Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group and Murray International Metals, Inc. (incorporated by reference to Exhibit 99.1 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
10.3
Intercreditor Agreement, dated as of February 1, 2005, by and between GMAC Commercial Finance LLC, as agent, and The Bank of New York, as trustee, as acknowledged and agreed to by Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C. and Edgen Carbon Products Group. (incorporated by reference to Exhibit 10.3 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

10.4
Amended and Restated Loan and Security Agreement, dated February 1, 2005, among Edgen Carbon Products Group and L.L.C., Edgen Alloy Products Group, L.L.C., as borrowers, Edgen Corporation and Edgen Louisiana Corporation, as guarantors, the financial institutions party thereto, as lenders, and GMAC Commercial Finance LLC, as agent for the lenders. (incorporated by reference to Exhibit 10.4 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.5
Credit facility consent letter, dated November 30, 2005, from GMAC Commercial Finance LLC, accepted and agreed by Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C. and acknowledged and confirmed by Edgen Corporation and Edgen Louisiana Corporation. (incorporated by reference to Exhibit 99.2 of Edgen Corporation's Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))
10.6
Joinder and Amendment No. 1, dated December 16, 2005, by and among Edgen Corporation, Murray International Metals, Inc. and the other Guarantors named therein and GMAC Commercial Finance LLC. (incorporated by reference to Exhibit 99.4 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
10.7
Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O'Leary, Edgen Louisiana Corporation and Edgen Corporation. (incorporated by reference to Exhibit 10.5 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.8
Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation. (incorporated by reference to Exhibit 10.6 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.9
Management Agreement, dated as of February 1, 2005, by and among FS Private Investments III LLC and Edgen Corporation. (incorporated by reference to Exhibit 10.9 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
10.10	Edgen/Murray, L.P. Incentive Plan
10.11	Employment Agreement, dated as of January 1, 2004, by and among Robert L. Gilleland, Edgen Alloy Products Group, L.L.C., and Edgen Corporation
10.12	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation
10.13	Transaction Fee Agreement, dated as of October 20, 2004, by and among Edgen Corporation, Jed DiPaolo, John B. Elstrott, Edgar Hotard, Dan O'Leary, and David L. Laxton III
21.1	Subsidiaries of Edgen Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Daniel J. O'Leary, President and Chief Executive Officer of Edgen Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN CORPORATION
Date: March 31, 2006	By:	/s/ DANIEL J. O'LEARY Daniel J. O'Leary President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL J. O'LEARY Daniel J. O'Leary	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ DAVID L. LAXTON, III David L. Laxton, III	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	March 31, 2006
/s/ NICHOLAS DARAVIRAS Nicholas Daraviras	Director	March 31, 2006
/s/ JAMES L. LUIKART James L. Luikart	Director	March 31, 2006
/s/ EDWARD J. DIPAOLO Edward J. DiPaolo	Director	March 31, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of December 31, 2004, by and among Edgen Acquisition Corporation, Edgen Corporation, the stockholders of Edgen Corporation parties thereto, and Harvest Partners III, LP. (incorporated by reference to Exhibit 2.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.1
Amended and Restated Articles of Incorporation of Edgen Corporation. (incorporated by reference to Exhibit 3.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.2	Amended and Restated Bylaws of Edgen Corporation
3.3
Articles of Incorporation of Edgen Louisiana Corporation. (incorporated by reference to Exhibit 3.3 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
3.4	Bylaws of Edgen Louisiana Corporation. (incorporated by reference to Exhibit 3.4 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
3.5
Articles of Organization of Edgen Alloy Products Group, L.L.C. (incorporated by reference to Exhibit 3.5 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.6
Operating Agreement and Bylaws of Edgen Alloy Products Group, L.L.C. (incorporated by reference to Exhibit 3.6 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.7
Articles of Organization of Edgen Carbon Products Group, L.L.C. (incorporated by reference to Exhibit 3.7 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.8
Operating Agreement and Bylaws of Edgen Carbon Products Group, L.L.C. (incorporated by reference to Exhibit 3.8 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
3.9	Articles of Incorporation of Murray International Metals, Inc.
3.10	Bylaws of Murray International Metals, Inc.
4.1
Indenture, dated as of February 1, 2005, by and between Edgen Corporation (as successor in interest to Edgen Acquisition Corporation) and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
4.2
Supplemental Indenture, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.2 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.3
Second Supplemental Indenture, dated as of December 16, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murrary International Metals, Inc. and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 99.2 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 000-1318246))
4.4
Security Agreement, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as collateral agent. (incorporated by reference to Exhibit 4.3 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
4.5
Supplement to Security Agreement, dated as of December 16, 2005, by Murray International Metals, Inc. and acknowledged and accepted by The Bank of New York, as collateral agent. (incorporated by reference to Exhibit 99.3 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
4.4	Form of 9 7/8% Senior Secured Notes due 2011. (Included in Exhibit 4.1)
10.1
Purchase Agreement, dated December 7, 2005, by and between Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and Jefferies & Company, Inc., as initial purchaser. (incorporated by reference to Exhibit 99.1 of Edgen Corporation's Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))
10.2
Registration Rights Agreement, dated as of December 16, 2005, by and among Jefferies & Company, Inc., Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group and Murray International Metals, Inc. (incorporated by reference to Exhibit 99.1 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
10.3
Intercreditor Agreement, dated as of February 1, 2005, by and between GMAC Commercial Finance LLC, as agent, and The Bank of New York, as trustee, as acknowledged and agreed to by Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C. and Edgen Carbon Products Group. (incorporated by reference to Exhibit 10.3 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.4
Amended and Restated Loan and Security Agreement, dated February 1, 2005, among Edgen Carbon Products Group and L.L.C., Edgen Alloy Products Group, L.L.C., as borrowers, Edgen Corporation and Edgen Louisiana Corporation, as guarantors, the financial institutions party thereto, as lenders, and GMAC Commercial Finance LLC, as agent for the lenders. (incorporated by reference to Exhibit 10.4 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.5
Credit facility consent letter, dated November 30, 2005, from GMAC Commercial Finance LLC, accepted and agreed by Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C. and acknowledged and confirmed by Edgen Corporation and Edgen Louisiana Corporation. (incorporated by reference to Exhibit 99.2 of Edgen Corporation's Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))

10.6
Joinder and Amendment No. 1, dated December 16, 2005, by and among Edgen Corporation, Murray International Metals, Inc. and the other Guarantors named therein and GMAC Commercial Finance LLC. (incorporated by reference to Exhibit 99.4 of Edgen Corporation's Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))
10.7
Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O'Leary, Edgen Louisiana Corporation and Edgen Corporation. (incorporated by reference to Exhibit 10.5 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.8
Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation. (incorporated by reference to Exhibit 10.6 of Edgen Corporation's Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))
10.9
Management Agreement, dated as of February 1, 2005, by and among FS Private Investments III LLC and Edgen Corporation. (incorporated by reference to Exhibit 10.9 of Edgen Corporation's Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))
10.10	Edgen/Murray L.P., Incentive Plan
10.11	Employment Agreement, dated as of January 1, 2004, by and among Robert L. Gilleland, Edgen Alloy Products Group, L.L.C., and Edgen Corporation
10.12	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation
10.13	Transaction Fee Agreement, dated as of October 20, 2004, by and among Edgen Corporation, Jed DiPaolo, John B. Elstrott, Edgar Hotard, Dan O'Leary, and David L. Laxton III
21.1	Subsidiaries of Edgen Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Daniel J. O'Leary, President and Chief Executive Officer of Edgen Corporation
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation

QuickLinks

EDGEN CORPORATION
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
Summary of Primary Distributed Products
  ITEM 1A. RISK FACTORS
  ITEM IB. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
Summary of Leased and Owned Facilities
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EDGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004
EDGEN CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET
EDGEN CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS