Form 10-Q
period 2006-03-31
Edgen Corp
filed 2006-05-15
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 2,681,564 shares of Common Stock outstanding as of May 15, 2006.

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3
	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	4
	Condensed Consolidated Statement of Shareholder’s Equity as of March 31, 2006 and December 31, 2005 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Disclosure Controls and Procedures	31

PART II — OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,330,182	$18,013,533
Accounts receivable—net of allowance for doubtful accounts of $145,753 and $128,573, respectively	47,603,500	41,862,061
Accounts receivable—affiliated	—	19,483
Inventory	85,415,933	81,003,469
Income tax receivable	33,847	21,551
Prepaid expenses and other current assets	1,131,366	1,112,337
Due from affiliates	217,475	—
Deferred tax asset	1,660,380	1,670,166

Total current assets	150,392,683	143,702,600
PROPERTY, PLANT AND EQUIPMENT — net	10,849,768	11,258,703
GOODWILL	37,503,047	37,126,769
OTHER INTANGIBLES	22,560,582	23,424,188
OTHER ASSETS	181,061	177,581
DEFERRED FINANCING COSTS	8,001,893	8,345,417

TOTAL	$229,489,034	$224,035,258

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$870,674	$488,748
Accounts payable	48,298,770	41,213,411
Accounts payable—affiliated	448,542	218,094
Accrued expenses and other current liabilities	8,362,717	9,382,103
Accrued interest payable	2,227,818	5,600,278
Current portion of long-term debt	151,201	160,984

Total current liabilities	60,359,722	57,063,618
DEFERRED TAX LIABILITY	2,625,040	2,775,879
LONG-TERM DEBT	134,853,650	134,807,164

Total liabilities	197,838,412	194,646,661

Redeemable preferred stock—Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated, 21,600 shares issued and outstanding as of March 31, 2006 and December 31, 2005	23,762,400	23,303,400

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY:
Common stock—$.01 par value, 5,000,000 shares authorized; 2,681,564 shares issued and outstanding as of March 31, 2006 and December 31, 2005	26,816	26,816
Paid-in capital	2,654,749	2,654,749
Accumulated comprehensive income	65,529	77,971
Retained earnings	5,141,128	3,325,661

Total shareholder’s equity	7,888,222	6,085,197

TOTAL	$229,489,034	$224,035,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
SALES	$89,706,160	$45,894,726	$18,944,787
COST OF SALES	72,805,710	36,109,221	14,237,505

GROSS PROFIT	16,900,450	9,785,505	4,707,282
OPERATING EXPENSES:
Yard and shop expense	1,281,659	768,515	389,928
Selling, general, and administrative expense	7,146,730	4,191,210	13,974,331
Depreciation and amortization expense	1,186,888	167,404	116,204

Total operating expenses	9,615,277	5,127,129	14,480,463
INCOME (LOSS) FROM OPERATIONS	7,285,173	4,658,376	(9,773,181)
OTHER INCOME (EXPENSE):
Other income (expense)	450,049	6,712	(49,886)
Interest expense, net	(3,736,150)	(1,935,424)	(333,288)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	3,999,072	2,729,664	(10,156,355)
INCOME TAX EXPENSE (BENEFIT)	1,724,605	1,009,976	(1,916,508)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,274,467	1,719,688	(8,239,847)
PREFERRED DIVIDEND REQUIREMENT	(459,000)	(300,900)	(189,949)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$1,815,467	$1,418,788	$(8,429,796)

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited)

	Class A Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance—December 31, 2005	$26,816	$2,654,749	$77,971	$3,325,661	$6,085,197
Net income	—	—	—	2,274,467	2,274,467
Other comprehensive income:

Foreign translation adjustments, net of tax of ($3,110)	—	—	(12,442)	—	(12,442)

Comprehensive income	—	—	—	—	2,262,025
Preferred dividend requirement	—	—	—	(459,000)	(459,000)

Balance—March 31, 2006	$26,816	$2,654,749	$65,529	$5,141,128	$7,888,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(3,309,991)	$(10,446,116)	$4,248,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation, net of cash acquired	—	(118,608,041)	—
Purchase of Western Flow Products, Inc., net of cash acquired	(451,469)	—	—
Purchase of property, plant and equipment	(233,849)	(93,386)	(4,079)
Proceeds from the sale of capital assets	10,945	—	3,000

Net cash used in investing activities	(674,373)	(118,701,427)	(1,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(13,276)	(1,999)	(232,072)
Proceeds from issuance of long-term debt	—	105,000,000	—
Proceeds from debt issuance—net of payments under revolving credit agreement	—	7,813,391	116,438
Deferred financing costs	(67,637)	(7,141,504)	—
Issuance of common stock	—	2,400,000	—
Issuance of preferred stock	—	21,600,000	—
Increase (decrease) in managed cash overdraft	381,926	—	(1,361,404)

Net cash provided by (used in) financing activities	301,013	129,669,888	(1,477,038)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,683,351)	522,345	2,770,708
CASH AND CASH EQUIVALENTS (Beginning of period)	18,013,533	—	134,299

CASH AND CASH EQUIVALENTS (End of period)	$14,330,182	$522,345	$2,905,007

Cash paid for income taxes	$2,788,200	$10,555	$114

Cash paid for interest	$6,720,504	$47,087	$1,314,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Edgen Corporation (“Edgen” or the “Company”), a Nevada corporation, was formed on November 30, 2000. Through its wholly owned subsidiaries, Edgen Alloy Products Group, L.L.C. (“Edgen Alloy”), Edgen Carbon Products Group, L.L.C. (“Edgen Carbon”), Murray International Metals, Inc. (“MIM US”) and Edgen Canada Inc. (“Edgen Canada”), Edgen distributes and sells specialty carbon and alloy pipe and components, and high grade structural products including plates, sections and tubulars. The Company has no assets or operations independent of its wholly owned subsidiaries. In July 2005, the Company acquired Western Flow Products, Inc. (“Western Flow”), which was subsequently merged with Edgen Canada, and in December 2005, the Company acquired MIM US (see note 2).

On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners (“JCP”) and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 (“Notes”) and from an equity investment from funds managed by JCP and certain members of Edgen management. Concurrently with the purchase, Edgen entered into a new $20 million senior secured revolving credit facility.

Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the Notes, the equity investment, the related financing transactions and the merger collectively as the “Buy-out Transaction.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

On December 16, 2005, our stockholders organized a new holding company, Edgen/Murray, L.P., to hold all of the outstanding equity interests of Edgen and in a separate but related transaction, Edgen acquired MIM US, the U.S. subsidiary of Murray International Metals, Ltd. (“MIM UK”). Edgen/Murray, L.P. is a Delaware limited partnership and is controlled by funds managed by JCP. Additionally, certain members of Edgen’s management are officers of Edgen/Murray, L.P.

Basis of Presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The consolidated financial statements include the accounts of Edgen and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Our foreign subsidiary, Edgen Canada, maintains its accounting records in its local currency, the Canadian dollar (“CAD”). All of the assets and liabilities of this subsidiary (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholder’s equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign transaction gains or losses are charged to income in the period the transactions are settled.

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

Interim Financial Information—Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006.

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

New Accounting Standards— From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the company’s consolidated financial statements upon adoption.

2. ACQUISITIONS

Western Flow Products, Inc.

On July 15, 2005, our subsidiary, Edgen Canada, Inc., acquired the common stock of Western Flow Products, Inc. (“Western Flow”) for a purchase price of approximately $1,971,000 (2,400,000 CAD) consisting of a cash payment of approximately $1,725,000 (2,100,000 CAD) and the issuance of a note payable to the sellers for approximately $246,000 (300,000 CAD). Under the purchase agreement, an additional $451,469 (527,000 CAD) of purchase price was contingent upon the achievement of a specified earnings threshold subsequent to the acquisition and as of January 31, 2006, the earnings threshold was met and paid. Western Flow is located in Edmonton, Alberta and is a specialty alloy pipe and components distributor primarily to the oil and gas, processing and power generation industries. The operations of this acquisition have been merged into the Company’s subsidiary, Edgen Canada, and are included in our operating results from the date of the acquisition.

The estimated fair value of the assets acquired and liabilities assumed relating to the acquisition is summarized below:

Accounts receivable	$1,214,760
Inventory	877,727
Other current assets	6,065
Property, plant and equipment	31,647
Goodwill	1,137,907
Accounts payable	(680,759)
Accrued expenses and other current liabilities	(95,876)

Purchase price (net of cash received of $83)	$2,491,471

Murray International Metals, Inc.

On November 29, 2005, our subsidiary, Edgen Carbon Products Group, L.L.C., entered into a purchase agreement with MIM UK to acquire all of the equity interests of MIM UK’s U.S. subsidiary, MIM US, for an aggregate purchase price, including assumption of debt, of approximately $20,600,000. The assumption of debt included a 2,900,000 GBP (approximately 5,000,000 USD) note payable to MIM UK which was funded and paid by Edgen upon closing.

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

As of March 31, 2006, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on December 16, 2005, including the identification of other intangible assets, if any. The preliminary purchase price allocation as of March 31, 2006 includes the following:

Accounts receivable	$5,180,054
Inventory	7,413,860
Other current assets	1,319
Property, plant and equipment	77,469
Goodwill	14,437,782
Other assets	33,318
Deferred tax asset	171,620
Accounts payable	(9,689,915)
Accrued expenses and other current liabilities	(1,401,510)
Current portion of long-term debt	(16,806)
Deferred tax liability	(11,464)
Note payable due to Murray International Holdings Ltd.	(5,146,630)

Purchase price (net of cash received of $10,847,763)	$11,049,097

The following table reflects the pro forma revenue and net income for the periods presented as though the acquisitions of Western Flow and MIM US had taken place on January 1, 2005:

	(Unaudited)
	Successor	Predecessor
	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
Revenue	$56,315,000	$24,403,000
Net income (loss)	4,544,000	(8,162,000)

4. GOODWILL AND OTHER INTANGIBLES

The following table reflects goodwill and changes to goodwill by reportable segment as follows:

	Edgen Alloy	Edgen Carbon	Consolidated
Balance at December 31, 2005	$5,034,942	$32,091,827	$37,126,769
Acquisition of Western Flow Products, Inc.	451,469	—	451,469
Acquisition of Murray International Metals, Inc.	—	(74,135)	(74,135)
Foreign currency translation adjustment	(1,056)	—	(1,056)

Balance at March 31, 2006	$5,485,355	$32,017,692	$37,503,047

Intangible assets as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
Customer relationships	$20,150,834	$21,014,440
Tradenames	2,396,000	2,396,000
Trademarks	13,748	13,748

	$22,560,582	$23,424,188

Amortization expense was $863,607, $21,666 and $10,833 for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005, respectively. Accumulated amortization of intangible assets at March 31, 2006 and December 31, 2005 was $4,030,167 and $3,416,560, respectively. Scheduled amortization expense for the next five years is approximately $3.5 million.

5. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
9 7/8% Senior Secured Notes due 2011, net of discount of $1,335,242 and $1,386,086 at March 31, 2006 and December 31, 2005, respectively	$134,664,758	$134,613,914
Note payable to sellers of Western Flow Products, Inc. (CAD 300,000), interest accrues at 6%, due with semi-annual payments scheduled in July 2006 and 2007	256,938	257,290
Various capital leases to a corporation; monthly payments range from $356 to $1,388; at an interest rate of 7.5% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	83,155	96,944

Total	135,004,851	134,968,148
Less current portion	(151,201)	(160,984)

Long-term debt	$134,853,650	$134,807,164

Senior Secured Notes

On February 1, 2005, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011. The proceeds from the issuance of the Notes were used to retire substantially all of the Company’s long-term debt under its existing revolving credit facility and certain other notes and loans on February 1, 2005. Subsequently, on December 16, 2005, the Company issued an additional $31.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 with the proceeds funding the acquisition of MIM US (see note 2).

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

All of the Company’s domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. Edgen/Murray, L.P. does not guarantee the Notes. The Notes and the related guarantees are secured by a lien on substantially all of the Company’s assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our existing and future subsidiaries’ leasehold interests and the capital stock of our existing and future subsidiaries), subject to certain permitted liens and other limitations. Under an intercreditor agreement, the security interest in those assets consisting of inventory, accounts receivable, lockboxes, deposit accounts, securities accounts and financial assets credited thereto, and certain related assets that secure the Notes and the related guarantees, are subordinated to a lien thereon that secures our revolving credit facility. As a result of such lien subordination, the Notes are effectively subordinated to our revolving credit facility to the extent of the value of such assets.

There are no significant restrictions on the Company’s ability and the ability of the subsidiary guarantors to obtain funds from the Company’s and the subsidiary guarantors’ respective subsidiaries by dividend or loan.

Revolving Credit Facility

In connection with the Buy-out Transaction, Edgen entered into a new $20 million senior secured revolving credit facility (the “Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC CF”), replacing its $55.5 million revolving credit agreement. The Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF (7.75% and 7.25% at March 31, 2006 and December 31, 2005, respectively), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (6.83% and 6.16% at March 31, 2006 and December 31, 2005, respectively). The Company must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. As of March 31, 2006 and December 31, 2005, there were no borrowings under the Credit Facility.

The Credit Agreement is guaranteed by all of our domestic subsidiaries and is secured by a first priority security interest in all of the Company’s and its domestic subsidiaries’ working capital assets and a second priority security interest in all of the Company’s and its domestic subsidiaries’ other assets (other than certain excluded assets such as the Company’s leasehold interests and the capital stock of its subsidiaries). Pursuant to the terms of the intercreditor agreement described above, the security interest on the collateral consisting of working capital assets that secures the Notes and related guarantees is contractually subordinated to the liens thereon securing the Credit Agreement, and the security interest, if any, on substantially all of the Company’s and its domestic subsidiaries’ other assets (other than certain excluded assets such as the Company’s leasehold interests and the capital stock of its subsidiaries) that secure the Credit Agreement are contractually subordinated to the liens thereon securing the Notes and related guarantees.

In addition, the Credit Agreement contains various affirmative and negative covenants, including limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets.

6. REDEEMABLE PREFERRED STOCK

On February 1, 2005, the Company issued Series A 8 1/2% Cumulative Compounding Preferred Stock, $0.01 par value (“Series A Preferred Stock”), in connection with the Buy-out Transaction. The holders of Series A Preferred Stock are entitled to receive annual dividends when, as and if, declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 8.5%, compounding annually, and are payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events, including a public offering, the sale of substantially all the assets of the Company or a change in control, and the approval of the board of directors, which is controlled by JCP, the Series A Preferred Stock can be redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends. For the three months ended March 31, 2006 and the period February 1, 2005 to March 31, 2005, the Company accrued dividends of $459,000 and $300,900, respectively on the shares of outstanding Series A Preferred Stock. As of March 31, 2006, all of the outstanding shares of the Series A Preferred Stock are held by Edgen/Murray, L.P., which is controlled by JCP. For the period January 1, 2005 to January 31, 2005, the Predecessor Company had $189,949 in accrued dividends related to its mandatorily redeemable preferred stock which was cancelled on February 1, 2005 in connection with the Buy-out Transaction.

The Notes indenture restricts the payment of dividends to preferred stock holders as well as the redemption of the Series A Preferred Stock, subject to an incurrence test based on a consolidated net income threshold, and subject to available amounts as defined by the indenture.

7. SHAREHOLDER’S EQUITY

Common Stock— The Company has a single class of common stock, $0.01 par value, which is entitled to vote. As of March 31, 2006 and December 31, 2005, all outstanding common shares were held by Edgen/Murray, L.P.

Stock Options and Restricted Stock— On February 1, 2005, 281,565 shares of restricted stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan. Effective December 15, 2005, the Company’s equity incentive plan was cancelled; however, the Company’s new parent company, Edgen/Murray, L.P., exchanged all outstanding awards for awards issued under its equity incentive plan with substantially equivalent terms. The Edgen/Murray, L.P. incentive plan authorizes the granting of awards to Edgen employees of up to 550,000 common units of Edgen/Murray, L.P. that are subject to restrictions on transfer until such time as they are vested. Vesting is based on either time or a combination of performance and time.

Stock-based compensation expense related to the granting of the Edgen/Murray, L.P. restricted common units to Edgen employees is allocated to Edgen and expensed within its statement of operations. For the three months ended March 31, 2006, the statement of operations reflects $61,788 of stock-based compensation expense related to the new Edgen/Murray, L.P. restricted common units issued on December 16, 2005. For the period February 1, 2005 to March 31, 2005, the statement of operations reflects $4,694 of stock-based compensation expense related to the outstanding restricted stock shares which were exchanged on December 15, 2005.

8. SEGMENT INFORMATION

Edgen markets and distributes specialty pipe and components made of highly engineered prime carbon and alloy steel and high grade structural steel products including plates, sections and tubulars. Edgen distributes its products primarily to companies operating within the oil and gas production and transmission, the process/petrochemical and the power generation industries. Edgen aggregates its operations into two reportable segments: alloy products and carbon products.

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

The carbon products segment distributes specialty carbon steel pipe and components primarily for use in high pressure and/or abrasive environments and high grade structural steel products primarily for use in high-pressure environments. The primary industries served are oil and gas production, transmission and distribution, offshore fabrication and mining.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Edgen evaluates performance based on profit or losses from operations before income taxes not including nonrecurring gains or losses and discontinued operations.

The following table presents the financial information for each reportable segment:

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
Sales:
Alloy Products	$23,937,475	$14,008,651	$4,214,009
Carbon Products	65,768,685	31,886,075	14,730,778

	$89,706,160	$45,894,726	$18,944,787

Operating Income (Loss):
Alloy Products	$3,229,889	$2,231,612	$959,632
Carbon Products	6,261,188	3,695,547	1,980,553
General Corporate	(2,205,904)	(1,268,783)	(12,713,366)

	$7,285,173	$4,658,376	$(9,773,181)

Capital Expenditures:
Alloy Products	$106,776	$52,833	$—
Carbon Products	37,118	13,963	4,079
General Corporate	89,955	26,590	—

	$233,849	$93,386	$4,079

Depreciation and Amortization:
Alloy Products	$355,816	$166,174	$14,935
Carbon Products	812,854	166,028	80,338
General Corporate	323,281	145,737	105,371

	$1,491,951	$477,939	$200,644

Depreciation and amortization expense by reportable segment includes depreciation related to machinery, equipment and warehouse facilities reflected in cost of sales on the statement of operations and depreciation and amortization related to other assets not directly related to operations reflected as a component of operating expenses on the statement of operations.

		Successor
		As of
		March 31, 2006	December 31, 2005
Total Assets:
Alloy Products		$53,350,666	$50,020,283
Carbon Products		164,135,776	161,767,216
General Corporate		12,002,592	12,247,759

		$229,489,034	$224,035,258

9. INCOME TAXES

For the period February 1, 2005 to March 31, 2005 and the period January 1, 2005 to January 31, 2005, the Company’s effective tax rate was approximately 37% and (19%), respectively, compared to approximately 43% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2006 reflects an increase in state income taxes as certain state net operating losses have been fully utilized, and tax losses for one of our entities for which a state income tax benefit is not being recorded. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 reflects the net loss incurred in that period as a result of Buy-out Transaction related expenses, which may not be fully deductible for income tax purposes.

10. RELATED PARTY TRANSACTIONS

With the acquisition of MIM US by the Company and the acquisition of MIM UK by Pipe Acquisition Limited, an affiliate of the Company, on December 16, 2005, certain related party transactions commenced. During the three months ended March 31, 2006, the Company allocated $217,475 of selling, general and administrative expenses to MIM UK related to payroll, travel and other administrative expenses.

Additionally, certain members of Edgen management participate in the Edgen/Murray, L.P. Incentive Plan for which shares of restricted stock have been issued. For the three months ended March 31, 2006, $61,788 of stock-based compensation expense allocated from Edgen/Murray, L.P. is reflected in selling, general and administrative expenses.

Purchases from MIM UK and its subsidiaries were $864,843 for the three months ended March 31, 2006. As of March 31, 2006 and December 31, 2005, amounts due to MIM UK were $448,542 and $218,094, respectively. As of December 31, 2005, amounts due from MIM UK were $19,483. There were no amounts due from MIM UK related to sales as of March 31, 2006.

11. Unaudited Condensed Consolidating Financial Information

In connection with the issuance of our 9 7/8% Senior Secured Notes due 2011, our domestic subsidiaries issued joint and several guarantees of the Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiary which has not issued guarantees for the Notes (our Canadian foreign subsidiary) is referred to as the Non-Guarantor Subsidiary. Prior to the acquisition of Western Flow on July 15, 2005, the Non-Guarantor Subsidiary was considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

The following presents the unaudited condensed consolidating financial information with respect to our financial position as of March 31, 2006 and December 31, 2005, the results of our operations and our cash flows for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of March 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,089,694	$144,740,082	$4,104,927	($542,020)	$150,392,683
Intercompany long-term receivables	38,826,722	—	—	($38,826,722)	—
Investments in subsidiaries	193,466,567	—	—	($193,466,567)	—
Property, plant and equipment, net	—	10,426,300	423,468	—	10,849,768
Goodwill and other intangibles	—	58,897,774	1,165,855	—	60,063,629
Other assets	8,001,893	181,061	—	—	8,182,954

Total Assets	$242,384,876	$214,245,217	$5,694,250	($232,835,309)	$229,489,034

Current liabilities	$5,299,150	$53,506,109	$2,072,779	$(518,316)	$60,359,722
Intercompany long-term debt	66,450,287	110,582,489	2,117,670	(179,150,446)	—
Long-term debt and capital leases	134,664,758	—	188,892	—	134,853,650
Other non-current liabilities	2,613,576	11,464	—	—	2,625,040
Redeemable preferred stock	23,762,400	—	—	—	23,762,400
Shareholder’s equity	9,594,705	50,145,155	1,314,909	(53,166,547)	7,888,222

Total Liabilities and Shareholder’s Equity	$242,384,876	$214,245,217	$5,694,250	$(232,835,309)	$229,489,034

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	—	(182,301,610)	—
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869.878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	115,989,362	1,555,744	(171,900,085)	—
Long-term debt and capital leases	134,613,915	—	193,249	—	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,393,400	—	—		23,303,400
Shareholder’s equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder’s Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Three Months Ended March 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$88,030,128	$1,676,032	$—	$89,706,160
Cost of sales	—	71,705,878	1,123,260	(23,428)	72,805,710

Gross profit	—	16,324,250	552,772	23,428	16,900,450
Operating expenses	147,060	9,038,582	429,635	—	9,615,277

Income (loss) from continuing operations	(147,060)	7,285,668	123,137	23,428	7,285,173
Interest expense and other income (loss)	(2,402,085)	(894,379)	33,791	(23,428)	(3,286,101)
Equity in earnings of subsidiaries	3,919,868	—	—	(3,919,868)	—

Income from continuing operations before income tax expense	1,370,723	6,391,289	156,928	—	3,999,072
Income tax expense	(903,744)	2,596,963	31,386	—	1,724,605

Income from continuing operations	2,274,467	3,794,326	125,542	(3,919,868)	2,274,467
Preferred dividend requirement	(459,000)	—	—	—	(459,000)

Net income applicable to common shareholders	$1,815,467	$3,794,326	$125,542	$(3,919,868)	$1,815,467

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Period February 1, 2005 to March 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$45,894,726	$—	$—	$45,894,726
Cost of sales	—	36,105,103	—	4,118	36,109,221

Gross profit	—	9,789,623	—	(4,118)	9,785,505
Operating expenses	4,750	5,078,181	44,198	—	5,127,129

Income (loss) from continuing operations	(4,750)	4,711,442	(44,198)	(4,118)	4,658,376

Interest expense and other income (loss)	(24,250)	(1,908,580)	—	4,118	(1,928,712)
Equity in earnings of subsidiaries	1,070,801	—	—	(1,070,801)	—

Income (loss) from continuing operations before income tax expense (benefit)	1,041,801	2,802,862	(44,198)	—	2,729,664
Income tax expense (benefit)	(677,887)	1,701,403	(13,540)	—	1,009,976

Income (loss) from continuing operations	1,719,688	1,101,459	(30,658)	—	1,719,688
Preferred dividend requirement	(300,900)	—	—	—	(300,900)

Net income (loss) applicable to common shareholders	$1,418,788	$1,101,459	$(30,658)	$(1,070,801)	$1,418,788

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Cost of sales	—	14,238,169	—	(664)	14,237,505

Gross profit	—	4,706,618	—	664	4,707,282

Operating expenses	11,998,000	2,458,960	23,503	—	14,480,463

Income (loss) from continuing operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)
Other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from continuing operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from continuing operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)

Preferred dividend requirement	(189,949)	—	—	—	(189,949)

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Successor
	For the Three Months Ended March 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$11,734,618	$(15,159,680)	$115,071	$—	$(3,309,991)
Net cash provided by (used in) investing activities	—	(674,373)	—	—	(674,373)
Net cash provided by financing activities	(67,637)	483,895	(115,245)	—	301,013

Net increase in cash and cash equivalents	11,666,981	(15,350,158)	(174)	—	(3,683,351)
Cash and cash equivalents - (Beginning of period)	(11,663,955)	29,517,820	159,668	—	$18,013,533

Cash and cash equivalents - (End of period)	$3,026	$14,167,662	$159,494	$—	$14,330,182

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Successor
	For the Period February 1, 2005 to March 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$(11,061,663)	$615,547	$—	$—	$(10,446,116)
Net cash provided by (used in) investing activities	(118,608,041)	(93,386)	—	—	(118,701,427)
Net cash provided by financing activities	129,671,887	(1,999)	—	—	129,669,888

Net increase in cash and cash equivalents	2,183	520,162	—	—	522,345
Cash and cash equivalents - (Beginning of period)	—	—	—	—	—

Cash and cash equivalents - (End of period)	$2,183	$520,162	$—	$—	$522,345

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated

Net cash provided by (used in) operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash provided by (used in) financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents - (Beginning of period)	62,476	68,815	3,008	—	134,299

Cash and cash equivalents - (End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

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

Overview

Background

We are a leading global distributor of specialty steel pipe and components and high grade structural steel products for use in niche applications, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects as well as expansions of infrastructure and development projects.

The Company has two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges and high grade structural steel products that are principally used in high-yield, high-tensile applications in the oil and gas, offshore construction and mining industries. As of March 31, 2006, we operate in 17 locations, including 15 in the United States, and two in Canada.

Predecessor and Successor

On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners, entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of 9 7/8% Senior Secured Notes due 2011, which we refer to as the “Notes” as well as an equity investment from funds managed by Jefferies Capital Partners and certain members of management of Edgen Corporation.

Concurrently with the acquisition and the issuance of the Notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the “revolving credit facility”, and borrowed $2.7 million in loans thereunder.

Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the Notes, the equity investment, the related financing transactions and the merger collectively as the “Buy-out Transaction.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

In accordance with GAAP, we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. Fair value purchase price adjustments consisted of a $2.0 million increase in inventory related to our alloy segment, a $1.9 million increase in land and buildings, a $24.2 million increase in customer relationships, a $2.4 million increase in tradenames, and a $22.0 million increase in goodwill. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the other transactions, which were consummated simultaneously with the acquisition of the Predecessor. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the three months ended March 31, 2005 as a single measurement period. Due to the Buy-out Transaction, we believe that comparisons between the three months ended March 31, 2006 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to March 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows of the Successor for the three months ended March 31, 2006 and of the Predecessor and Successor on a combined basis for the three month period ended March 31, 2005. This combined presentation for the three months ended March 31, 2005 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to March 31, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Buy-out Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, impairment of goodwill and other intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates. Refer to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 for a discussion of our accounting policies and estimates.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. As of March 31, 2006, our goodwill balance was $37.5 million, representing 16.3% of total assets.

We account for goodwill under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS No.”) 142, Goodwill and Other Intangible Assets. Under these rules, we test for goodwill impairment annually or at any other time when impairment indicators exist. As of January 1, 2006, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value including goodwill. As a result of the test, we believe the goodwill on our balance sheet is not impaired. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We estimate future cash flows at the reporting unit level. A key assumption that we make is that our business will grow at approximately 10% per year, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

Long-Lived Assets

We assess the impairment of long-lived assets, including customer relationships and tradenames, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation.

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

Results of Operations

The following tables provide our statements of operations, selected segment information including our sales, operating profits and gross margins as a percentage of sales and international sales. The segment information is presented as it is reported to management, and is consistent with the segment reporting in Note 8 to our notes to the consolidated financial statements included elsewhere in this document. The period-to-period comparisons of financial results are not necessarily indicative of future results, or results for a full year.

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005	Three Months Ended March 31, 2005
SALES	$89,706	$45,895	$18,945	$64,840
COST OF SALES	72,805	36,109	14,238	50,347

Gross profit	16,901	9,786	4,707	14,493
OPERATING EXPENSES:
Yard and shop expense	1,282	769	390	1,159
Selling, general, and administrative expense	7,147	4,191	13,974	18,165
Depreciation and amortization expense	1,187	168	116	284

Total operating expenses	9,616	5,128	14,480	19,608
INCOME (LOSS) FROM OPERATIONS	7,285	4,658	(9,773)	(5,115)
OTHER INCOME (EXPENSE):
Other income (expense)	450	7	(50)	(43)
Interest expense, net	(3,736)	(1,935)	(333)	(2,268)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	3,999	2,730	(10,156)	(7,426)
INCOME TAX EXPENSE (BENEFIT)	1,725	1,010	(1,916)	(906)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,274	1,720	(8,240)	(6,520)
PREFERRED DIVIDEND REQUIREMENT	459	301	190	491

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,815	$1,419	$(8,430)	$(7,011)

Segment Sales
Alloy Products	$23,937	$14,009	$4,214	$18,223
Carbon Products	65,769	31,886	14,731	46,617

Total	$89,706	$45,895	$18,945	$64,840

Gross Profit
Alloy products	$6,479	$3,891	$1,727	$5,618
Carbon products	10,422	5,895	2,980	8,875

Total	$16,901	$9,786	$4,707	$14,493

Segment Operating Profits (Losses)
Alloy Products	$3,230	$2,231	$960	$3,191
Carbon Products	6,261	3,696	1,980	5,676
General Corporate	(2,206)	(1,269)	(12,713)	(13,982)

Total	$7,285	$4,658	$(9,773)	$(5,115)

Segment Depreciation and Amortization
Alloy products	$356	$166	$15	$181
Carbon products	813	176	70	246
General Corporate	323	147	105	252

Total	$1,492	$489	$190	$679

Segment Gross Margins as a Percentage of Segment Sales
Alloy Products	27.1%	27.8%	40.9%	30.8%
Carbon Products	15.8%	18.5%	20.2%	19.0%
Total	18.8%	21.3%	24.8%	22.4%

Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	13.5%	15.9%	22.8%	17.5%
Carbon Products	9.5%	11.6%	13.4%	12.2%
Total	8.1%	10.1%	(51.6)%	(7.9)%

International Sales	$12,656	$7,440	$2,253	$9,693

International Sales as a Percentage of Total Sales	14.1%	14.3%	10.0%	14.9%

Net cash (used in) provided by:
Cash flows - operating activities	$(3,310)	$(10,446)	$4,249	$(6,197)
Cash flows - investing activities	(674)	(118,701)	(1)	(118,702)
Cash flows - financing activities	301	129,669	(1,477)	128,192

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

Gross Margin. Our gross margin is equal to our sales minus cost of sales expressed as a percentage of sales. The primary components of our cost of sales are product costs, freight in and freight out, depreciation related to machinery, equipment and warehouse facilities, and outsourced services to prepare the product for sale.

Three Months Ended March 31, 2006 Compared to Combined Three Months Ended March 31, 2005

Sales

Reporting Segment	Three Months Ended March 31, 2006 Sales	Non-GAAP Combined Three Months Ended March 31, 2005 Sales	% Increase
	(dollars in thousands)
Alloy Products	$23,937	$18,223	31.4%
Carbon Products	65,769	46,617	41.1%

Total	$89,706	$64,840	38.3%

Overall. For the three months ended March 31, 2006, our consolidated sales increased $24.9 million, or 38.3%, to $89.7 million compared to the combined three months ended March 31, 2005. This increase in sales was primarily the result of the acquisition of Western Flow and MIM US which contributed $17.9 million in sales, sales price increases for alloy and carbon steel products, particularly chrome pipe, and steady demand for oil, natural gas and refined products which drive capital expenditures and maintenance projects for the products that we supply.

Sales order backlog decreased from $88.6 million at December 31, 2005 to $86.9 million at March 31, 2006. Because we focus on maintenance and repair markets, the size of our backlog at March 31, 2006 reflects project activity in the markets we serve, and the steady sales order receipts during the three months ended March 31, 2006. Additionally, from time to time, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the three months ended March 31, 2006, alloy product sales increased $5.7 million, or 31.4%, to $23.9 million compared to the combined three months ended March 31, 2005. This increase was the result of the Western Flow acquisition which contributed $1.7 million in sales, and sales price increases, particularly chrome pipe. Alloy products sales order backlog increased from $21.8 million at December 31, 2005 to $29.3 million at March 31, 2006 as a result of increased sales order activity in our Canadian operations.

Carbon Products. For the three months ended March 31, 2006, carbon product sales increased $19.2 million, or 41.1%, to $65.8 million compared to the combined three months ended March 31, 2005. This increase was driven by $16.2 million in sales contributed by the MIM US acquisition, an increased volume of seamless pipe sales, and sales price increases for our carbon pipe and fittings. Carbon products sales order backlog decreased from $66.8 million at December 31, 2005 to $57.6 million at March 31, 2006. The decrease in carbon product sales backlog is due primarily to the completion and shipment of several large projects, partially offset by new sales orders.

Gross Profit

Reporting Segment	Three Months Ended March 31, 2006 Gross Profit	Non-GAAP Combined Three Months Ended March 31, 2005 Gross Profit	% Increase (Decrease)
		(dollars in thousands)
Alloy Products	$6,479	$5,618	15.3%
Carbon Products	10,422	8,875	17.4%

Total	$16,901	$14,493	16.6%

Reporting Segment	Three Months Ended March 31, 2006 Gross Profit Margin	Non-GAAP Combined Three Months Ended March 31, 2005 Gross Profit Margin
Alloy Products	27.1%	30.8%
Carbon Products	15.8%	19.0%
Total	18.8%	22.4%

Overall. Our consolidated gross profit for the three months ended March 31, 2006 was $16.9 million, an increase of approximately $2.4 million, or 16.6%, from the combined three months ended March 31, 2005. The increase was the result of increased sales from the Western Flow and MIM US acquisitions, partially offset by higher inventory costs. Our gross profit margin (gross profit as a percentage of sales) for the three months ended March 31, 2006 decreased to 18.8% compared to 22.4% for the combined three months ended March 31, 2005. The decrease in gross profit margin for the three months ended March 31, 2006 is due primarily to increased cost of goods sold as a result of higher inventory costs for our alloy and carbon products and increased freight costs. Additionally, we shipped two large, lower margin project orders that were approximately 5.9% of total sales for the three months ended March 31, 2006.

In addition, gross profit and gross profit margin for the three months ended March 31, 2006 were negatively impacted by $0.1 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. As of March 31, 2006, $0.1 million of the original $2.0 million purchase price adjustment remains and is included in inventory on the balance sheet. We cannot predict the exact timing of the sale of inventory items that have associated purchase price adjustments, which we expect will fluctuate from period to period.

Alloy Products. Gross profit for our alloy products for the three months ended March 31, 2006 increased $0.9 million, or 15.3%, to $6.5 million compared to the combined three months ended March 31, 2005; gross profit margin decreased to 27.1% for the three months ended March 31, 2006 compared to 30.8% for the combined three months ended March 31, 2005. The increase in gross profit is attributable to an increase in alloy product sales volumes as a result of the Western Flow acquisition and to sales price increases when compared to the same period in 2005. The decrease in gross profit margin for the three months ended March 31, 2006 is due primarily to higher inventory costs compared to the same period in 2005.

Carbon Products. Gross profit for our carbon products for the three months ended March 31, 2006 increased $1.5 million, or 17.4%, to $10.4 million compared to the combined three months ended March 31, 2005. Gross profit margin decreased to 15.8% for the three months ended March 31, 2006 compared to 19.0% for the combined three months ended March 31, 2005. The increase in gross profit for the three months ended March 31, 2006 is due primarily to the acquisition of MIM US and increased sales volume, partially offset by higher inventory costs. The decrease in gross profit margin is due primarily to higher inventory costs compared to the same period for 2005, and a reduced gross profit margin on a large, lower margin carbon product sale.

Operating Income (Loss)

Reporting Segment	Three Months Ended March 31, 2006 Operating Income (Loss)	Non-GAAP Combined Three Months Ended March 31, 2005 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$3,230	$3,191
Carbon Products	6,261	5,676
General Corporate	(2,206)	(13,982)

Total	$7,285	$(5,115)

Overall. Our consolidated operating income for the three months ended March 31, 2006 increased $12.4 million from an operating loss of $5.1 million for the combined three months ended March 31, 2005. The increase in consolidated operating income was primarily the result of approximately $12.0 million in Buy-out Transaction related expenses incurred in the combined three months ended March 31, 2005 which did not occur in the same period in 2006, and the acquisition of Western Flow and MIM US, partially offset by increased amortization expense of other intangible assets of $0.9 million, and an increase in general corporate selling, general and administrative expenses consisting of legal and accounting costs associated with compliance filings.

Alloy Products. Our alloy products operating income for the three months ended March 31, 2006 was $3.2 million, a slight increase from the combined three months ended March 31, 2005. The increase was primarily the result of sales and gross margin increases related to the Western Flow acquisition, partially offset by an increase in amortization related to other intangible assets of $0.3 million and an increase in selling, general and administrative expenses due primarily to increased expenses related to the acquisition of Western Flow.

Carbon Products. Our carbon products operating income for the three months ended March 31, 2006 was $6.2 million, an increase of $0.6 million from the combined three months ended March 31, 2005. The increase in operating income was driven primarily by the acquisition of MIM US, and was partially offset by an increase in amortization related to other intangible assets of $0.6 million and an increase in selling, general and administrative expenses due primarily to increased expenses related to the acquisition of MIM US.

Yard and Shop Expenses

Yard and shop expenses were $1.3 million, or 1.4% of sales for the three months ended March 31, 2006, and $1.2 million, or 1.8% of sales, for the combined three months ended March 31, 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 decreased $11.0 million, or 60.7%, compared to the combined three months ended March 31, 2005. The decrease is primarily attributable to $12.0 million in Buy-out Transaction related expenses incurred during the combined three months ended March 31, 2005 which did not occur in the same period in 2006. This decrease in selling, general and administrative expenses was partially offset by increases in employee and facility costs related to the acquisitions of Western Flow and MIM US.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2006 and the combined three months ended March 31, 2005, were $1.2 million and $0.3 million, respectively. The increase reflects the amortization of customer relationships acquired in the acquisition of the Company on February 1, 2005 but not recorded until the Fourth Quarter 2005 upon completion of the Company’s purchase accounting valuation procedures. Depreciation expense related to equipment and machinery and our warehouses used to store inventory is included in cost of sales and was $0.3 million and $0.4 million for the three months ended March 31, 2006 and the combined three months ended March 31, 2005, respectively.

Other income (expense)

Other income (expense) for the three months ended March 31, 2006 of $0.5 million includes $0.4 million related to realized gains on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2006 increased $1.4 million, or 69.6%, to $3.7 million from $2.3 million for the combined three months ended March 31, 2005. The increase in interest expense was the result of the issuance of $136 million of Notes in 2005, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Interest expense for the three months ended March 31, 2006 includes $0.4 million of deferred financing costs amortization compared to $0.2 million of deferred financing costs for the combined three months ended March 31, 2005.

Income Tax Expense

Income tax expense was $1.7 million for the three months ended March 31, 2006 compared to income tax expense of $(0.9 million) for the combined three months ended March 31, 2005. The effective tax rate of approximately 43% for the three months ended March 31, 2006, compared to approximately (14%) for the combined three months ended March 31, 2005 is due primarily to an increase in our state income tax rates as certain state net operating losses have been fully utilized, and tax losses for one of our entities for which a state income tax benefit is not being recorded.

Preferred Stock Dividends and Related Charges

Preferred stock dividends and related charges were comparable with $0.5 million for the three months ended March 31, 2006 and $0.5 million for the combined three months ended March 31, 2005.

Liquidity and Capital Resources

Three Months Ended March 31, 2006 Compared to Combined Three Months Ended March 31, 2005

Operating Activities. Net cash outflows from operating activities were $3.3 million for the three months ended March 31, 2006, when compared with net cash outflows from operating activities of $6.2 million for the combined three months ended March 31, 2005. The reduction in cash outflows from operating activities for the three months ended March 31, 2006 was due primarily to the $12.0 million reduction in selling, general and administrative expenses incurred in the combined three months ended March 31, 2005 and related to the Buy-out Transaction that did not reoccur in 2006, and to improved working capital management. Cash outflows from operating activities for the three months ended March 31, 2006 also included a $6.7 million interest payment on the Notes.

Investing Activities. Net cash outflows from investing activities were $0.7 million for the three months ended March 31, 2006 compared with net cash outflows from investing activities of $118.7 million for the combined three months ended March 31, 2005. The reduction in cash outflows is a result of no acquisitions during the three months ended March 31, 2006 compared to the acquisition of Edgen Corporation for a cash purchase price of approximately $118.6 million during the combined three months ended March 31, 2005. Capital expenditures increased to $0.2 million for the three months ended March 31, 2006 compared to $0.1 million for the same period in 2005.

Financing Activities. Net cash inflows from financing activities were $0.3 million for the three months ended March 31, 2006 compared with net cash inflows of $128.2 million from financing activities during the combined three months ended March 31, 2005. The decrease in cash inflows from financing activities is due primarily to the issuance of Notes, additional borrowings under our new revolving credit facility and the issuance of common and preferred stock in connection with the Buy-out Transaction for the combined three months ended March 31, 2005.

Indebtedness

Senior Secured Notes. We have outstanding $136.0 million aggregate principal amount of 9 7/8% Secured Senior Notes due 2011. Total cash interest payments required under the Notes are in excess of $13.4 million on an annual basis. The indenture governing the Notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning February 1, 2005 and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture. All of our domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. The Notes and the related guarantees are secured by liens on substantially all of our assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries). These liens, in the case of assets consisting of inventory, accounts receivable and certain related assets, are contractually subordinated to liens thereon that secure our revolving credit facility.

Senior Credit Facility. On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of March 31, 2006 and December 31, 2005, we had no borrowings outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries’ working capital assets, which is contractually senior to the liens on such assets securing the Notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the Notes.

In addition, the Notes and Credit Agreement contain various affirmative and negative covenants, including limitations on additional indebtedness, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets.

Future Capital Needs

Our principal source of liquidity is cash flow generated from operations and borrowings under our revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our total debt, excluding any related discount, was $136.3 million and $136.4 million at March 31, 2006 and December 31, 2005, respectively.

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

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. There have been no material changes outside the ordinary course of our business in the specified contractual obligations from December 31, 2005 to March 31, 2006.

Off-Balance Sheet Arrangements

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of March 31, 2006, we had 8 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $15.7 million of foreign currency. We also had 3 contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $7.0 million of foreign currency. As of March 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the three months ended March 31, 2006, we recognized $0.4 million in realized loss on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not have any foreign currency forward exchange contracts as of March 31, 2005.

As of December 31, 2005, we had 13 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had 3 contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. As of December 31, 2005, the fair value of these foreign currency forward exchange contracts of $0.4 million was recorded as a liability on the consolidated balance sheet. For the combined twelve months ended December 31, 2005, we recognized $0.4 million in realized gains on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board which are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas rigs and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to maintenance, repair and operations distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Forward Looking Statements

This report includes “forward looking statements” within the meaning of federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “may,” “could,” “would,” “believe,” “expect,” “estimate,” “anticipate,” “plan,” “target,” “project,” and “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital need and sources of liquidity.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. A discussion of important factors that could cause our actual results of operations or financial condition to differ from expectations has been set forth in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006. Some of the factors are also discussed elsewhere in this Form 10-Q and have been, or may be, discussed from time to time in our SEC filings. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

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

Interest Rate Risk. As of and for the three months ended March 31, 2006, we had no variable rate borrowings under our Credit Facility.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. However, in our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of March 31, 2006, we had 8 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $15.7 million of foreign currency. We also had 3 contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $7.0 million of foreign currency. For the three months ended March 31, 2006, we recognized $0.4 million in realized gains on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, as of the end of the period ended March 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to various claims and legal proceedings related to our business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006, which could materially affect the Company’s business, financial condition or future operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or future operating results.

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

EDGEN CORPORATION

Date: May 15, 2006	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

†	Filed herewith.