Form 10-K/A
period 2005-12-31
Edgen Corp
filed 2006-06-23
CIK 1318246

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:
 None

 EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 (the "Original Report") in response to comments by the Staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-4 filed on April 14, 2006 and to make certain other clarifications. Specifically, we have made the following changes:

  •
  Item 1A: We have revised several of the risk factor headings and discussions to more succinctly identify the material risk.

  •
  Items 6, 7 and 8: We have removed references to gross profit and gross profit margin percentage and have revised the reference to "cost of sales" on the statement of operations to "cost of sales (exclusive of depreciation and amortization)" to clarify that cost of sales excludes depreciation and amortization expense.

  •
  Items 7 and 8: We have clarified that we had no off-balance sheet arrangements as of December 31, 2005 and that the fair value of our foreign currency forward exchange contracts was recorded as a liability on the consolidated balance sheet as of December 31, 2005.

  •
  Item 7: We have expanded our disclosure to quantify the effects of having applied purchase accounting to the Buy-out Transaction discussed in such item.

  •
  Item 8: We have revised our statements of cash flows to include a reconciliation of net cash provided by operating activities to net income (loss) and loss from discontinued operations, net of income taxes, in addition to net income (loss) from continuing operations. We have disclosed that the date of our adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," was January 1, 2006. We have also made certain corrections and clarifications to properly reflect amounts presented in note 12, Segment and Geographic Area Information, and note 17, Condensed Consolidating Financial Information.

  •
  Item 9A: We have expanded our disclosure to note that our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

  •
  Item 12: We have revised footnotes (4) and (8) to identify correctly the number of common units that are restricted.

        Pursuant to Rule 12b-15 promulgated under the Exchange Act, this Amendment No. 1 presents the complete text of the amended items and also includes new certifications pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. Except as described above, no substantive change has been made to the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.

i

EDGEN CORPORATION

ii

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

iii

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

        We and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt resulting from the issuance of additional senior secured notes and borrowings under our revolving credit facility. The terms of the indenture governing the senior secured notes limit our ability to incur additional debt but do not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. As of December 31, 2005, we had the ability to borrow an additional approximately $20.0 million under our revolving credit facility, subject to the restrictions contained therein.

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

        The indenture governing the senior secured notes and our revolving credit facility contain covenants that restrict our ability and the ability of our subsidiaries to take various actions, such as the ability to:

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

The credit ratings assigned to our senior secured notes may be downgraded, which may negatively impact the value of or ability to transfer the notes.

        The credit ratings assigned by Standard & Poor's Ratings Group and/or Moody's Investor Service, Inc. (the "Rating Agencies") to our senior secured notes represent the opinion and assessment of the Rating Agencies of the credit quality of the senior secured notes and are not a guaranty of quality or a recommendation to buy, sell or hold the senior secured notes. Any ratings assigned by each Rating Agency to the senior secured notes reflect such Rating Agency's assessment of the likelihood that holders of the senior secured notes will receive timely payments of interest and principal to which they are entitled. Such ratings do not constitute an assessment of the likelihood that principal prepayments (including those caused by defaults) on the senior secured notes will be made, the degree to which the rate of such prepayments might differ from that originally anticipated or the likelihood of early optional termination of the senior secured notes. Such ratings do not address the possibility that prepayment at higher or lower rates than anticipated by a holder of the senior secured notes may cause such holder to experience a lower than anticipated yield or that such holder might fail to recoup its initial investment under certain prepayment scenarios. Such ratings may be downgraded, qualified and/or withdrawn by the Rating Agencies from time to time if, in their judgment, circumstances in the future warrant such action. Any such downgrade, or any qualification or withdrawal, by one or both Rating Agencies may adversely affect the value of the senior secured notes and/or the ability of the holders of the senior secured notes to transfer the senior secured notes to certain investors.

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

We may not be able to identify or complete transactions with attractive acquisition candidates, and we may be unsuccessful in integrating any acquisitions we make, which may decrease our profitability and make it more difficult for us to grow our business.

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

        In connection with the acquisition of MIM US and the acquisition of MIM UK by Pipe Acquisition Limited ("PAL"), we became a wholly owned subsidiary of Edgen/Murray, L.P., an entity organized by Jefferies Capital Partners ("JCP") and our other then existing stockholders. The ownership of our company and MIM UK by a single holding company may result in conflicts of interest between MIM UK and our company. For example, Edgen/Murray, L.P. may cause MIM UK to pursue opportunities that would be attractive to us. If such potential opportunities were diverted from our company to MIM UK, our business, financial condition and results of operations could be adversely affected. Additionally, our CEO and CFO are officers of Edgen/Murray, L.P. As officers of Edgen/Murray, L.P., our CEO and CFO have substantial responsibilities in connection with the management of the business and operations of Edgen/Murray, L.P., which may lead to the diversion of their time and resources from the day-to-day business and operations of our company. If our CEO or CFO is unable to devote sufficient time and resources to our company, our business, financial condition or results of operations could be adversely affected.

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

        Our selected statement of operations and balance sheet data for the fiscal years ended December 31, 2005 (Successor) and December 31, 2004, 2003, 2002, and 2001 (Predecessor) have been derived from our audited consolidated financial statements.

        Historical results presented below are not necessarily indicative of results of future operations, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year. The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes thereto contained elsewhere in this report.

		Predecessor(1)
	Successor
			Fiscal Year Ended December 31,
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005
			2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Sales	$262,746	$18,945	$207,821	$147,025	$212,312	$173,044
Cost of sales (exclusive of depreciation and amortization)	209,463	14,153	155,357	121,146	168,368	133,099
Income (loss) from operations	19,520	(9,773)	18,055	(5,717)	14,621	13,161
Income (loss) from continuing operations before taxes	7,878	(10,156)	12,998	(8,665)	11,573	8,081
Income tax expense (benefit) from continuing operations	2,849	(1,916)	(3,211)	(4,195)	1,385	3,254

Income (loss) from continuing operations	5,029	(8,240)	16,209	(4,470)	10,188	4,827
Loss from discontinued operations before taxes	—	—	—	(348)	(4,469)	(3,807)
Income tax benefit from discontinued operations	—	—	—	159	1,760	1,523

Income (loss) before cumulative effect of change in accounting principle	5,029	(8,240)	16,209	(4,659)	7,479	2,543
Cumulative effect of change in accounting principle (2)	—	—	—	—	(39,414)	—

Net income (loss)	5,029	(8,240)	16,209	(4,659)	(31,935)	2,543
Preferred dividend requirement	(1,703)	(190)	(2,206)	(2,212)	(2,236)	(2,236)

Net income (loss) applicable to common shareholders	$3,326	$(8,430)	$14,003	$(6,871)	$(34,171)	$307

Other Financial Data:
Depreciation and amortization	5,466	201	2,400	2,001	1,672	2,760
Capital expenditures	1,315	4	1,112	2,499	2,369	2,070
Net cash provided by (used in):
Cash flows—operating activities	9,527	4,249	5,849	24,738	(1,770)	23,325
Cash flows—investing activities	(135,943)	(1)	(1,036)	(3,115)	(10,214)	(2,901)
Cash flows—financing activities	144,429	(1,477)	(7,803)	(18,499)	11,401	(21,389)

	Successor	Predecessor
	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance Sheet Data:
Cash	$18,014	$134	$3,125	$—	$583
Net property, plant, and equipment	11,259	10,423	11,668	11,065	10,417
Total assets	224,035	118,862	105,560	121,650	148,718
Long-term debt	134,968	47,883	50,973	65,206	57,170
Redeemable preferred stock(3)	23,303	—	—	—	—
Mandatorily redeemable preferred stock	—	55,979	53,918	52,253	46,017
Total shareholder's equity (deficit)	6,085	(11,754)	(25,533)	(18,523)	15,648

(1)
Periods prior to February 1, 2005 represent the Predecessor prior to the consummation of the Buy-out Transaction, and our historical consolidated financial data for such periods do not give effect to the Buy-out Transaction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor."

(2)
The cumulative effect of change in accounting principle for the year ended December 31, 2002 relates to the Company's adoption of the provisions of the Financial Accounting Standards Board's Statement of Accountant Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a reduction in the carrying value of goodwill.

(3)
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, our management determined that our preferred stock issued in 2005 should be shown outside of shareholder's equity (deficit) in accordance with Emerging Issues Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," because the Company may elect to redeem the preferred stock upon the occurrence of certain events and the holder of the preferred stock through its ownership of common stock has voting control of the Company. See note 7 to our audited consolidated financial statements included elsewhere in this report.

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

General

Background

        We are a leading global distributor of specialty steel pipe, pipe components and high grade structural sections and plates for use in niche applications, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects, expansions of infrastructure and development projects. With the acquisition of Murray International Metals, Inc. ("MIM US"), our carbon products group expanded its products to include high yield and special grade structural steel, primarily high grade steel tubes, plates and sections, used in the construction of offshore drilling oil and gas infrastructures, drilling and production platforms and well heads used in oil and gas projects.

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

Predecessor and Successor

        On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners ("JCP"), entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million 9 7/8% Senior Secured Notes 2011, which we refer to as the senior secured notes, as well as an equity investment from funds managed by JCP and certain members of management of Edgen Corporation. We refer to these transactions collectively as the "Buy-out Transaction." A discussion of our senior secured notes is included below under "—Liquidity and Capital Resources."

        Concurrently with the acquisition and the offering and issuance of the senior secured notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the revolving credit facility, and borrowed $2.7 million thereunder.

        Simultaneously with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the senior secured notes and borrowings under the revolving credit facility. Edgen Corporation following the merger is referred to as the "Successor." Edgen Corporation prior to the merger is referred to as the "Predecessor."

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

Revenue Sources

        Total Sales.    We generate substantially all of our total revenues from the sale of our products. Our carbon products group accounts for the most significant portion of our total sales and our alloy products group accounts for the remainder. For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, approximately 27.2%, 25.1% and 27.9%, respectively, of our total sales were attributable to the alloy products group and approximately 72.8%, 74.9% and 72.1%, respectively, of our total sales were attributable to the carbon products group. We recognize revenue on products sales when products are shipped and the customer takes title and assumes risk of loss. Shipping and handling costs incurred are included as a component of cost of sales.

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

Principal Costs and Expenses

        Our largest expense is the cost to purchase the products we distribute, which is included in cost of sales. We buy and pay for most of our products on standard commercial terms (e.g., payment typically due within 30 to 60 days). For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, cost of sales was $223.6 million, $155.4 million and $121.1 million, respectively. Costs of sales for the period February 1, 2005 to December 31, 2005 includes $1.7 million in additional expense related to a fair value purchase price allocation adjustment, which increased the cost of our alloy inventory as of February 1, 2005. Our operating expenses consist principally of selling, general and administrative expense, depreciation and amortization, and yard and shop expense. For the combined twelve months ended December 31, 2005 and the years ended December 31, 2004 and 2003, our operating expenses were approximately $48.3 million (including approximately $12.0 million of Buy-out Transaction- related fees), $34.4 million and $31.6 million, respectively.

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

        We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. (See note 1 to our audited consolidated financial statements included elsewhere in this report for a summary of our significant accounting policies.) There have been no material changes made to our critical accounting policies and estimates during the periods presented in our consolidated financial statements, except as noted below under "—Redeemable Preferred Stock" and "—Income Tax Expense Estimates and Policies."

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

Results of Operations

        The following table provides our statements of operations, our sales to international customers and our sales, operating profits and cost of sales as a percentage of sales for our operating segments. The table shows the segments as they are reported to management, and they are consistent with the segmented reporting in note 12 to our audited consolidated financial statements included elsewhere in this report. The period-to-period comparisons of financial results are not necessarily indicative of future results, or in the case of the interim periods, results for a full year.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period February 1, 2005 to December 31, 2005			Fiscal Year Ended December 31,
		Period January 1, 2005 to January 31, 2005	Twelve Months Ended December 31, 2005
				2004	2003
	(in thousands, except percentages)
SALES	$262,746	$18,945	$281,691	$207,821	$147,025
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	209,463	14,153	223,616	155,357	121,146
Yard and shop expense	4,534	390	4,924	4,592	4,013
Selling, general, and administrative expense	23,763	13,974	37,737	27,417	25,582
Depreciation and amortization expense	5,466	201	5,667	2,400	2,001

Total operating expenses	243,226	28,718	271,944	189,766	152,742
INCOME (LOSS) FROM OPERATIONS	19,520	(9,773)	9,747	18,055	(5,717)
OTHER INCOME (EXPENSE)
Other income (expense)	(308)	(50)	(358)	106	174
Interest expense	(11,334)	(333)	(11,667)	(5,163)	(3,122)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	7,878	(10,156)	(2,278)	12,998	(8,665)
INCOME TAX EXPENSE (BENEFIT)	2,849	(1,916)	933	(3,211)	(4,195)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,029	(8,240)	(3,211)	16,209	(4,470)
DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	(189)

NET INCOME (LOSS)	5,029	(8,240)	(3,211)	16,209	(4,659)
PREFERRED DIVIDEND REQUIREMENT	(1,703)	(190)	(1,893)	(2,206)	(2,212)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$3,326	$(8,430)	$(5,104)	$14,003	$(6,871)

Sales to International Customers	$36,355	$2,253	$38,608	$16,525	$3,963
Segment Sales
Alloy Products	$72,380	$4,214	$76,594	$52,252	$41,011
Carbon Products	190,366	14,731	205,097	155,569	106,014

Total	$262,746	$18,945	$281,691	$207,821	$147,025
Segment Operating Profits (Losses)
Alloy Products	$9,786	$960	$10,746	$5,309	$1,435
Carbon Products	17,439	1,980	19,419	21,844	1,627
General Corporate	(7,705)	(12,713)	(20,418)	(9,098)	(8,779)

Operating Profits (Losses)	$19,520	$(9,773)	$9,747	$18,055	$(5,717)
Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	13.5%	22.8%	14.0%	10.2%	3.5%
Carbon Products	9.2%	13.4%	9.5%	14.0%	1.5%
Total operations	7.4%	(51.6)%	3.5%	8.7%	(3.9)%
Segment Cost of Sales (Exclusive of Depreciation and Amortization) as a Percentage of Segment Sales
Alloy Products	70.9%	58.7%	70.2%	69.4%	74.9%
Carbon Products	83.1%	79.3%	82.8%	76.5%	85.3%
Total operations	79.7%	74.7%	79.4%	74.8%	82.4%
Net cash provided by (used in):
Cash flows—operating activities	$9,527	$4,249	$13,776	$5,849	$24,738
Cash flows—investing activities	(135,943)	(1)	(135,944)	(1,036)	(3,115)
Cash flows—financing activities	144,429	(1,477)	142,952	(7,803)	(18,499)

        As used under this "Results of Operations" section the terms listed below have the following meanings:

          Sales.    Our sales represent revenues from product sales to third parties net of returns and allowances.

          Cost of Sales.    The primary components of our cost of sales are product costs, freight in and freight out and outsourced services to prepare the product for sale. Depreciation and amortization expenses are not included as a component of cost of sales.

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

        Cost of sales increased from $155.4 million, or 74.8% of sales in 2004 to $223.6 million, or 79.4% of sales in 2005. The increase in cost of sales as a percentage of sales was primarily the result of increased inventory costs related to sales of carbon pipe and fittings as lower cost inventories were replaced at higher costs and these higher costs could not be fully realized in increased prices to customers, and from a change in the sales product mix with sales of lower margin pipe used in oil and gas well hook-up installations in 2005 compared to sales of higher margin large diameter pipe used in gas transmission in 2004. Cost of sales were also negatively impacted by higher freight costs driven by increased fuel and shipping costs. Additionally, alloy pipe cost of sales in 2005 includes the impact of a $1.7 million purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005, the date of the Buy-out Transaction.

        Operating income decreased from $18.1 million in 2004 to $9.7 million in 2005. Operating income in 2005 includes $12.0 million in Buy-out Transaction-related expenses, $4.4 million in depreciation and amortization, and a $1.7 million purchase price adjustment as described above. The decrease in operating income was partially offset by a decrease in selling, general and administrative expenses exclusive of the Buy-out Transaction-related expenses.

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

Cost of Sales (Exclusive of Depreciation and Amortization)

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Cost of Sales	Fiscal 2004 Cost of Sales	% Increase
	(dollars in thousands)
Alloy Products	$53,797	$36,285	48.3%
Carbon Products	169,819	119,072	42.6%

Total	$223,616	$155,357	43.9%

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005 Cost of Sales as a Percentage of Sales	Fiscal 2004 Cost of Sales as a Percentage of Sales
Alloy Products	70.2%	69.4%
Carbon Products	82.8%	76.5%

Total	79.4%	74.8%

        Overall.    Our cost of sales for the combined twelve months ended December 31, 2005 was $223.6 million, an increase of $68.3 million, or 43.9%, compared to the year ended December 31, 2004. The increase in cost of sales is due primarily to the increase in alloy and carbon product sales when compared to 2004. Our cost of sales as a percentage of sales for the combined twelve months ended December 31, 2005 increased to 79.4% compared to 74.8% for the year ended December 31, 2004. The increase in cost of sales as a percentage of sales was primarily the result of an increase in carbon inventory costs and higher freight costs driven by increased fuel and shipping costs.

        The cost of sales and cost of sales as a percentage of sales for the combined twelve months ended December 31, 2005 were also negatively impacted by additional cost of sales of $1.7 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. The remaining purchase price allocation adjustment to be recognized in future periods is $0.2 million as of December 31, 2005.

        Alloy Products.    Cost of sales for our alloy products for the combined twelve months ended December 31, 2005 was $53.8 million, an increase of $17.5 million, or 48.3%, compared to the year ended December 31, 2004. The increase in cost of sales is attributable to an increase in alloy product sales compared to the year ended December 31, 2004 including sales from the acquisition of Western Flow. Cost of sales as a percentage of sales increased for the combined twelve months ended

December 31, 2005 compared to 2004 due to the impact of the $1.7 million purchase price adjustment previously discussed.

        Carbon Products.    Cost of sales for our carbon products for the combined twelve months ended December 31, 2005 was $169.8 million, an increase of $50.7 million, or 42.6%, compared to the year ended December 31, 2004. The increase in cost of sales and cost of sales as a percentage of sales is attributable to higher inventory costs as a result of the current market price of steel when compared to 2004. The acquisition of MIM US also increased cost of sales for the combined twelve months ended December 31, 2005. The increase in cost of sales as a percentage of sales for our carbon products was partially offset by our ability to pass a portion of the higher inventory costs to our customers.

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

        Overall.    Our consolidated operating income of $9.7 million for the combined twelve months ended December 31, 2005 decreased $8.4 million from operating income of $18.1 million for the year ended December 31, 2004. The consolidated operating income for the combined twelve months ended December 31, 2005 includes Buy-out Transaction-related expenses of approximately $12.0 million, an increase in depreciation and amortization expense of $3.3 million related to acquired customer relationships, and as discussed above, a purchase price allocation adjustment in cost of sales of $1.7 million. Consolidated operating income as a percentage of consolidated sales for the combined twelve months ended December 31, 2005 and the year ended December 31, 2004 was 3.5%, and 8.7%, respectively. The decrease as a percentage of consolidated sales reflects the $12.0 million in Buy-out Transaction-related expenses, the increase in depreciation and amortization expense of $3.3 million, and the $1.7 million purchase price allocation adjustment, offset by a reduction of selling, general and administrative expenses which included a reduction in the employee bonus pool accrual and related payroll taxes.

        Alloy Products.    Our alloy products operating income for the combined twelve months ended December 31, 2005 was $10.7 million, an increase of $5.4 million compared to the year ended December 31, 2004. The majority of the increase was the result of sales increases as previously discussed partially offset by the $1.7 million purchase price allocation adjustment, an increase in salaries and related benefits and payroll taxes, and an increase in travel and selling expenses associated with increased business development efforts. The acquisition of Western Flow had a modest positive impact on operating income for the combined twelve months ended December 31, 2005.

        Carbon Products.    Our carbon products operating income for the combined twelve months ended December 31, 2005 was $19.4 million, a decrease of $2.4 million compared to the year ended December 31, 2004. The decrease in operating income was driven by an increase in cost of sales as previously discussed which was partially offset by a reduction in the employee bonus pool accrual and related payroll taxes within selling, general and administrative expenses. The acquisition of MIM US had a modest positive impact on operating income for the combined twelve months ended December 31, 2005.

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

Cost of Sales (Exclusive of Depreciation and Amortization)

	Fiscal Year Ended December 31,
Reporting Segment	2004 Cost of Sales	2003 Cost of Sales	% Increase (Decrease)
	(dollars in thousands)
Alloy Products	$36,285	$30,706	18.2%
Carbon Products	119,072	90,440	31.7%

Total	$155,357	$121,146	28.2%

	Fiscal Year Ended December 31,
Reporting Segment	2004 Cost of Sales as a Percentage of Sales	2003 Cost of Sales as a Percentage of Sales
	(dollars in thousands)
Alloy Products	69.4%	74.9%
Carbon Products	76.5%	85.3%

Total	74.8%	82.4%

        Overall.    Our consolidated cost of sales for fiscal 2004 was $155.4 million, an increase of $34.2 million, or 28.2%, from fiscal 2003. Our overall cost of sales as a percentage of sales for fiscal 2004 decreased to 74.8% as compared to 82.4% in fiscal 2003. The increase in cost of sales is due primarily to increased alloy and carbon sales. The reduction in cost of sales as a percentage of sales is primarily the result of increased selling prices for our products, the impact of inventory profits in a rapidly rising sales price environment and improved purchasing arrangements with key suppliers in 2004.

        Alloy Products.    Our alloy products cost of sales for fiscal 2004 was $36.3 million, an increase of $5.6 million, or 18.2%, from fiscal 2003. The increase in cost of sales is the result of increased shipments while the decrease in cost of sales as a percentage of sales is attributable to improved pricing controls, and to the impact of inventory profits in a rapidly rising sales price environment.

        Carbon Products.    Our carbon products cost of sales for fiscal 2004 was $119.1 million, an increase of $28.6 million, or 31.7%, from fiscal 2003. The increase in cost of sales is primarily the result of increased shipments and improved pricing controls. The decrease in cost of sales as a percentage of sales is attributable to the impact of inventory profits in a rapidly rising sales price environment.

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

        Overall.    Our consolidated operating income for fiscal 2004 increased $23.8 million to $18.1 million for fiscal 2004 from an operating loss of $5.7 million for fiscal 2003. Our consolidated operating income as a percentage of consolidated sales increased to 8.7% in fiscal 2004 from a consolidated operating loss of 3.9% as a percentage of consolidated sales in fiscal 2003. The increase in consolidated operating income was the result of increased sales and a decrease in cost of sales as previously discussed, improved controls over operating expenses and staff reductions, partially offset by increases in employee performance bonuses.

        Alloy Products.    Our alloy products operating income for fiscal 2004 was $5.3 million, an increase of $3.9 million from fiscal 2003. The majority of the increase was the result of sales increases and a decrease in cost of sales as described above and also by reduced staff expenses.

        Carbon Products.    Our carbon products operating income for fiscal 2004 was $21.8 million, an increase of $20.2 million from fiscal 2003. Similar to the alloy product group results, the increase in operating income was driven primarily by sales increases and a decrease in cost of sales and also by reduced staff expenses.

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

        Senior Credit Facility.    On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains various affirmative and negative covenants, including limitations on additional indebtedness and liens, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of December 31, 2005, we had no borrowings outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries' working capital assets, which is contractually senior to the liens on such assets securing the senior secured notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries' other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the senior secured notes.

Future Capital Needs

        Our principal source of liquidity is cash flow generated from operations and borrowings under our revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As of December 31, 2005, we had $18.0 million in cash in anticipation of a scheduled $6.7 million interest payment related to our senior secured notes. Our total debt, excluding any related discount, was $136.4 million as of December 31, 2005.

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

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 31, 2005:

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

Related Party Transactions

        See "Item 13. Certain Relationships and Related Transactions."

Financial Instruments

        In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of December 31, 2005, we had 13 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had three contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. As of December 31, 2005, the fair value of these foreign currency forward exchange contracts of $0.4 million was recorded as a liability on the consolidated balance sheet. For the combined twelve months ended December 31, 2005, we recognized $(0.4 million) in realized losses on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of December 31, 2005 or 2004.

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

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to January 31, 2005,
Year Ended December 31, 2004 and Year Ended December 31, 2003

	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004	2003
SALES	$262,745,937	$18,944,787	$207,820,561	$147,025,113
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	209,462,849	14,153,065	155,357,167	121,145,944
Yard and shop expense	4,533,611	389,928	4,592,408	4,013,223
Selling, general, and administrative expense	23,763,703	13,974,331	27,416,048	25,581,987
Depreciation and amortization expense	5,466,123	200,644	2,399,569	2,000,512

Total operating expenses	243,226,286	28,717,968	189,765,192	152,741,666
INCOME (LOSS) FROM OPERATIONS	19,519,651	(9,773,181)	18,055,369	(5,716,553)
OTHER INCOME (EXPENSE):
Other income (expense)	(307,644)	(49,886)	105,752	173,397
Interest expense	(11,334,155)	(333,288)	(5,162,981)	(3,122,067)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	7,877,852	(10,156,355)	12,998,140	(8,665,223)
INCOME TAX EXPENSE (BENEFIT)	2,848,791	(1,916,508)	(3,210,865)	(4,194,627)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,029,061	(8,239,847)	16,209,005	(4,470,596)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	—	—	(347,866)
Income tax benefit	—	—	—	159,124
NET INCOME (LOSS)	5,029,061	(8,239,847)	16,209,005	(4,659,338)
PREFERRED DIVIDEND REQUIREMENT	(1,703,400)	(189,949)	(2,205,864)	(2,211,864)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$3,325,661	$(8,429,796)	$14,003,141	$(6,871,202)

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

See accompanying notes to consolidated financial statements

EDGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to January 31, 2005,
Year Ended December 31, 2004 and Year Ended December 31, 2003

	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,029,061	$(8,239,847)	$16,209,005	$(4,659,338)
Loss from discontinued operations, net of income taxes	—	—	—	188,742

Net income (loss) from continuing operations	5,029,061	(8,239,847)	16,209,005	(4,470,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,466,123	200,644	2,399,569	2,000,512
Amortization of deferred financing costs	1,131,496	35,272	1,519,002	160,226
Accretion of discount on long-term debt	8,914	—	—	—
Stock-based compensation expense	281,565	—	—	—
Provision for doubtful accounts	192,299	26,700	352,701	868,787
Inventory purchase price allocation adjustment	1,687,557	—	—	—
Deferred income tax benefit	(895,278)	—	(4,374,297)	(1,561,885)
Gain on redemption of Preferred and Common Stock	—	—	—	(81,973)
Gain on foreign currency transactions	130,914	—	—	—
Gain (loss) on sale of property, plant and equipment	104,150	—	(333)	(32,675)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,898,360)	1,990,700	(10,926,726)	7,864,754
(Increase) decrease in inventories	(11,248,142)	(3,183,716)	(4,486,412)	10,210,604
Decrease (increase) in prepaid expenses and other current assets	2,733,628	(2,951,174)	951,480	(16,405)
Increase (decrease) increase in accounts payable	5,576,961	6,317,806	(97,290)	11,543,201
(Decrease) increase in accrued liabilities and other expenses	(351,259)	11,695,123	4,216,373	(1,965,637)
Increase (decrease) in income tax payable	897,987	775,482	—	(1,631,080)
Decrease (increase) in income tax receivable	4,659,435	(2,418,165)	185,502	—
Decrease (increase) in other	20,418	—	(100,000)	(44,189)

Net cash provided by operating activities from continuing operations	9,527,469	4,248,825	5,848,574	22,843,644
Net cash provided by operating activities from discontinued operations	—	—	—	1,894,655

Net cash provided by operating activities	9,527,469	4,248,825	5,848,574	24,738,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation—net of cash acquired	(121,836,030)	—	—	—
Purchase of Western Flow Products, Inc.—net of cash acquired	(1,746,201)	—	—	—
Purchase of Murray International Metals, Inc.—net of cash acquired	(11,049,097)	—	—	—
Purchase of SISCO—net of cash acquired	—	—	—	(500,000)
Purchase of ProMetals, Inc.—net of cash acquired	—	—	—	(400,000)
Purchase of property, plant and equipment	(1,315,012)	(4,079)	(1,111,757)	(2,498,838)
Proceeds from the sale of capital assets	3,422	3,000	75,800	—

Net cash used in investing activities from continuing operations	(135,942,918)	(1,079)	(1,035,957)	(3,398,838)
Net cash provided by investing activities from discontinued operations	—	—	—	283,772

Net cash used in investing activities	(135,942,918)	(1,079)	(1,035,957)	(3,115,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of discount	134,605,000	—	1,500,000	6,065,705
Proceeds from issuance of common stock	2,400,000	—	—	—
Proceeds from issuance of preferred stock	21,600,000	—	—	—
Proceeds from debt issuance—net of payments under revolving credit agreement	—	116,438	1,635,175	(19,722,267)
Deferred financing costs	(9,476,913)	—	(1,431,623)	—
Principal payments on notes payable and long-term debt	(5,179,749)	(232,072)	(6,225,056)	(577,072)
Purchase of common stock for treasury	—	—	(1,313,561)	(1,167,749)
Proceeds from repayment of shareholder notes	—	—	1,089,083	1,028,653
Redemption of preferred stock	—	—	(145,141)	(464,627)
Increase (decrease) in managed cash overdraft	480,644	(1,361,404)	(2,911,801)	(3,661,270)

Net cash provided by (used in) financing activities from continuing operations	144,428,982	(1,477,038)	(7,802,924)	(18,498,627)
Net cash provided by financing activities from discontinued operations	—	—	—	—

Net cash provided by (used in) financing activities	144,428,982	(1,477,038)	(7,802,924)	(18,498,627)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,013,533	2,770,708	(2,990,307)	3,124,606
CASH AND CASH EQUIVALENTS (Beginning of year)	—	134,299	3,124,606	—

CASH AND CASH EQUIVALENTS (End of year)	$18,013,533	$2,905,007	$134,299	$3,124,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,709,887	$280,629	$2,553,693	$3,090,045

Income taxes	$211,929	—	$1,327,110	$338,082

NON-CASH INVESTING AND FINANCING ACTIVITES:
Equipment acquired through capital leases	$87,538	—	—	—

Issuance of note payable in connection with acquisition of Western Flow Products, Inc.	246,407	—	—	—

Issuance of restricted stock	281,565	—	—	—

Dividends on preferred stock	1,703,400	189,949	2,205,864	2,211,864

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

        Revenue Recognition—Revenue is recognized on products sales when products are shipped and the customer takes title and assumes risk of loss. Shipping and handling costs incurred are included as a component of cost of sales.

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

        The FASB has issued FASB Statement No. 123(R), Share-Based Payment (the "Statement"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method of accounting, and generally requires instead that such transactions be accounted for using a fair-value based method. The Statement permits use of option pricing models other than the Black-Scholes option pricing model. There was no impact on the Company's consolidated financial statements as a result of the adoption of this Statement on January 1, 2006.

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

4.     INTANGIBLE ASSETS

        Intangible assets consist of the following:

	Successor 2005	Predecessor 2004
Customer relationships	$21,014,440	$—
Tradenames	2,396,000	—
Non-compete agreements	—	45,000
Trademarks	13,748	13,748

	$23,424,188	$58,748

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

        In connection with the preparation of these consolidated financial statements, management determined that, based on Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities," the Series A Preferred Stock should be presented on the balance sheet and statement of shareholder's equity outside of shareholder's equity because of a redemption feature and the holder of the preferred stock through its ownership of common stock has voting control of the Company. If the Series A Preferred Stock had been presented this way, instead of included within shareholder's equity, our balance sheet and statement of shareholder's equity (deficit) as of June 30,

2005 and September 30, 2005 included in our previously filed Quarterly Reports on Form 10-Q would have been as follows:

	June 30, 2005		September 30, 2005
	As Reported	Restated	As Reported	Restated
Redeemable preferred stock	$—	$21,765,000	$—	$22,834,200
SHAREHOLDER'S EQUITY:
Preferred stock	765,216	—	1,234,416	—
Common stock—Class A	26,816	26,816	26,816	26,816
Unearned stock-based compensation	(269,833)	(269,833)	(262,793)	(262,793)
Paid-in capital	24,254,533	2,654,749	24,254,533	2,654,749
Accumulated comprehensive income	—	—	83,402	83,402
Retained earnings	4,143,069	4,143,069	5,314,141	5,314,141
Less treasury stock	—	—	—	—

Total shareholder's equity	$28,819,801	$7,154,801	$30,650,515	$7,816,315

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

        The following table presents the financial information for each reportable segment and selected geographic areas:

	Successor	Predecessor	Predecessor
	February 1, 2005 to December 31, 2005	January 1, 2005 to January 31, 2005	December 31, 2004	December 31, 2003
Sales:
Alloy Products	$72,380,264	$4,214,009	$52,251,466	$41,011,052
Carbon Products	190,365,673	14,730,778	155,569,095	106,014,061

	$262,745,937	$18,944,787	$207,820,561	$147,025,113

Operating Income (Loss):
Alloy Products	$9,785,998	$959,632	$5,309,092	$1,435,622
Carbon Products	17,438,588	1,980,553	21,843,928	1,626,731
General Corporate	(7,704,935)	(12,713,366)	(9,097,651)	(8,778,906)

	$19,519,651	$(9,773,181)	$18,055,369	$(5,716,553)

Capital Expenditures:
Alloy Products	$669,583	$—	$213,040	$171,666
Carbon Products	260,441	4,079	456,360	357,151
General Corporate	384,988	—	442,357	1,970,021

	$1,315,012	$4,079	$1,111,757	$2,498,838

Depreciation and Amortization:
Alloy Products	$1,360,440	$14,935	$177,347	$177,298
Carbon Products	3,017,197	80,338	959,832	1,028,415
General Corporate	1,088,487	105,371	1,262,390	794,799

	$5,466,124	$200,644	$2,399,569	$2,000,512

Sales:
United States	$226,393,141	$16,691,787	$191,295,561	$143,062,113
Foreign	36,352,796	2,253,000	16,525,000	3,963,000

	$262,745,937	$18,944,787	$207,820,561	$147,025,113

	Successor	Predecessor	Predecessor
	As of
	December 31, 2005	December 31, 2004	December 31, 2003
Total Assets:
Alloy Products	$50,020,283	$26,324,510	$30,232,536
Carbon Products	161,767,216	79,177,069	61,526,201
General Corporate	12,247,759	13,360,569	13,801,220

	$224,035,258	$118,862,148	$105,559,957

Property, Plant and Equipment:
Alloy Products	$1,154,304	$745,826	$710,518
Carbon Products	8,120,812	6,975,430	7,436,066
General Corporate	1,983,587	2,701,521	3,521,555

	$11,258,703	$10,422,777	$11,668,139

Goodwill and Other Intangibles:
Alloy Products	$12,427,680	$400,000	$400,000
Carbon Products	48,109,529	6,104,345	6,122,260
General Corporate	13,748	13,748	13,748

	$60,550,957	$6,518,093	$6,536,008

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

        Prior to the consummation of the Buy-out Transaction, Harvest Partners and its affiliates owned approximately 63% of our outstanding preferred stock and approximately 70% of our outstanding Class A common stock. In addition, Harvest Partners and its affiliates held $5.0 million principal amount of our then existing subordinated notes. Pursuant to an amended and restated management agreement between Harvest Partners and us, the Company paid Harvest Partners a quarterly management fee and reimbursed Harvest Partners for reasonable expenses. Management fees paid for the period January 1, 2005 to January 31, 2005 and the years ended December 31, 2004 and 2003 were $123,900, $495,600 and $495,600, respectively. Upon the consummation of the Buy-out Transaction, we paid Harvest Partners a transaction fee in an amount equal to 0.826 times 2% of the aggregate purchase price of $124.0 million, or $2,048,480, at which time the management agreement was terminated. Effective February 1, 2005, Harvest Partners no longer holds any of the Company's equity or debt securities.

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

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The table below sets forth unaudited financial information for each of the quarters in fiscal 2005, including the periods February 1, 2005 to March 31, 2005 and January 1, 2005 to January 31, 2005, and for each of the quarters in fiscal 2004 (in thousands):

	Successor					Predecessor
	2005			Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005	2004
	Fourth Quarter	Third Quarter	Second Quarter			Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$66,745	$75,712	$74,394	$45,895	$18,945	$57,894	$53,054	$54,041	$42,831
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	54,070	61,766	57,828	35,799	14,153	43,333	38,188	40,294	33,543
Yard expenses	1,231	1,299	1,234	769	390	1,163	1,255	1,204	970
Selling, general and administrative expenses	6,485	6,247	6,841	4,191	13,974	9,200	7,003	6,163	5,051
Depreciation and amortization	3,777	603	609	477	201	604	592	607	597

Operating expenses	65,563	69,915	66,512	41,236	28,718	54,300	47,038	48,268	40,161
Income (loss) from operations	1,182	5,797	7,882	4,659	(9,773)	3,596	6,016	5,773	2,670
Other income (expense)	(454)	70	68	7	(49)	143	(72)	15	20
Interest expense	(3,212)	(3,164)	(3,023)	(1,935)	(333)	(1,984)	(1,551)	(905)	(723)

Income (loss) from operations before income tax expense	(2,484)	2,703	4,927	2,731	(10,156)	1,755	4,393	4,883	1,967
Income tax expense (benefit)	(963)	1,063	1,738	1,010	(1,916)	(6,583)	632	1,951	789

Net income (loss)	$(1,521)	$1,640	$3,189	$1,721	$(8,240)	$8,338	$3,761	$2,932	$1,178

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

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	0	(182,301,610)	0
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	115,989,362	1,555,744	(171,900,085)	—
Long-term debt and capital leases	134,613,915	—	193,249	—	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,303,400	—	—	—	23,303,400
Shareholder's equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder's Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Successor
	For the Period February 1, 2005 to December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$260,297,708	$2,448,229	$—	$262,745,937
Operating expenses	729,805	240,118,169	2,413,993	(35,681)	243,226,286

Income (loss) from operations	(729,805)	20,179,539	34,236	35,681	19,519,651
Interest expense and other income (expense)	(5,671,151)	(6,055,431)	120,464	(35,681)	(11,641,799)
Equity in earnings of subsidiaries	9,036,976	—	—	(9,036,976)	—

Income (loss) from continuing operations before income tax expense (benefit)	2,636,020	14,124,108	154,700	(9,036,976)	7,877,852
Income tax expense (benefit)	(2,393,041)	5,201,801	40,031	—	2,848,791

Income (loss) from continuing operations	5,029,061	8,922,307	114,669	(9,036,976)	5,029,061
Preferred dividend requirement	1,703,400	—	—	—	1,703,400

Net income (loss) applicable to common shareholders	$3,325,661	$8,922,307	$114,669	$(9,036,976)	$3,325,661

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Operating expenses	11,998,000	16,697,129	23,503	(664)	28,717,968

Income (loss) from operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)
Interest expense and other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from continuing operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from continuing operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)
Preferred dividend requirement	189,949	—	—	—	189,949

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

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

(3)
The address of Murray Metals Group Limited is 9 Charlotte Square, Edinburg EH2 4DR, United Kingdom.

(4)
The address of such person is c/o Edgen Corporation, 18444 Highland Road, Baton Rouge, Louisiana 70809. The number of common units includes 179,322.58 restricted units including 92,576.75 for Mr. O'Leary, 43,840.23 for Mr. Laxton, 21,452.80 for Mr. Gilleland and 21,452.80 for Mr. Kiefer.

(5)
The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

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

(8)
The number of common units includes 189,322.58 restricted units including 92,576.75 for Mr. O'Leary, 43,840.23 for Mr. Laxton, 21,452.80 for Mr. Gilleland, 21,452.80 for Mr. Kiefer and 10,000 for Mr. DiPaolo.

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

Equity Compensation Plan Information

Equity Compensation Plan Information
As of December 31, 2005

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	268,454
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—		268,454

(1)
Includes restricted common units available for grant under the Edgen/Murray, L.P. Incentive Plan.

(2)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN CORPORATION
Date: June 23, 2006	By:	/s/ DANIEL J. O'LEARY Daniel J. O'Leary President and Chief Executive Officer

 EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

EXPLANATORY NOTE
EDGEN CORPORATION
FORWARD-LOOKING STATEMENTS
  ITEM 1A. RISK FACTORS
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EDGEN CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004
EDGEN CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
EDGEN CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Equity Compensation Plan Information As of December 31, 2005
SIGNATURES
EXHIBIT INDEX