Form 10-Q/A
period 2006-03-31
Edgen Corp
filed 2006-06-23
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarter Report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Report”) in response to comments by the Staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-4 filed April 14, 2006. Specifically, we have made the following changes:

•	Items 1 and 2: For the three months ended March 31, 2006 and the combined three months ended March 31, 2005, we have reclassified depreciation and amortization expenses related to equipment, machinery and warehouse facilities used in our operations from the cost of sales line item on the statement of operations to a separate depreciation and amortization expense line item. This presentation is consistent with our financial statement presentation for the combined twelve months ended December 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2005. In connection with this change, we have revised the reference to “cost of sales” on the statement of operations to “cost of sales (exclusive of depreciation and amortization)” and we have removed references to gross profit and gross profit margin percentage.

•	Items 2 and 3: We have clarified that we had no off-balance sheet arrangements as of March 31, 2006 and that the fair value of our foreign currency forward exchange contracts was recorded as an asset on the consolidated balance sheet as of March 31, 2006.

Pursuant to Rule 12b-15 promulgated under the Exchange Act, this Amendment No. 1 presents the complete text of the amended items and also includes new certifications pursuant to Rule 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no substantive change has been made to the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.

PART I — FINANCIAL INFORMATION		4

Item 1.	Financial Statements:	4
	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	5
	Condensed Consolidated Statement of Shareholder’s Equity as of March 31, 2006 and December 31, 2005 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006, the period February 1, 2005 to March 31, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

PART II — OTHER INFORMATION		32

Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

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

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
SALES	$89,706,160	$45,894,726	$18,944,787
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	72,500,647	35,798,686	14,153,065
Yard and shop expense	1,281,659	768,515	389,928
Selling, general, and administrative expense	7,146,730	4,191,210	13,974,331
Depreciation and amortization expense	1,491,951	477,939	200,644

Total operating expenses	82,420,987	41,236,350	28,717,968

INCOME (LOSS) FROM OPERATIONS	7,285,173	4,658,376	(9,773,181)
OTHER INCOME (EXPENSE):
Other income (expense)	450,049	6,712	(49,886)
Interest expense, net	(3,736,150)	(1,935,424)	(333,288)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	3,999,072	2,729,664	(10,156,355)
INCOME TAX EXPENSE (BENEFIT)	1,724,605	1,009,976	(1,916,508)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,274,467	1,719,688	(8,239,847)
PREFERRED DIVIDEND REQUIREMENT	(459,000)	(300,900)	(189,949)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$1,815,467	$1,418,788	$(8,429,796)

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

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of March 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,089,694	$144,740,082	$4,104,927	$(542,020)	$150,392,683
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	193,466,567	—	—	(193,466,567)	—
Property, plant and equipment, net	—	10,426,300	423,468	—	10,849,768
Goodwill and other intangibles	—	58,897,774	1,165,855	—	60,063,629
Other assets	8,001,893	181,061	—	—	8,182,954

Total Assets	$242,384,876	$214,245,217	$5,694,250	$(232,835,309)	$229,489,034

Current liabilities	$5,299,150	$53,506,109	$2,072,779	$(518,316)	$60,359,722
Intercompany long-term debt	66,450,287	110,582,489	2,117,670	(179,150,446)	—
Long-term debt and capital leases	134,664,758	—	188,892	—	134,853,650
Other non-current liabilities	2,613,576	11,464	—	—	2,625,040
Redeemable preferred stock	23,762,400	—	—	—	23,762,400
Shareholder’s equity	9,594,705	50,145,155	1,314,909	(53,166,547)	7,888,222

Total Liabilities and Shareholder’s Equity	$242,384,876	$214,245,217	$5,694,250	$(232,835,309)	$229,489,034

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	—	(182,301,610)	—
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869.878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	115,989,362	1,555,744	(171,900,085)	—
Long-term debt and capital leases	134,613,915	—	193,249	—	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,393,400	—	—		23,303,400
Shareholder’s equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder’s Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Three Months Ended March 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$88,030,128	$1,676,032	$—	$89,706,160
Operating expenses	147,060	80,744,460	1,552,895	(23,428)	82,420,987

Income (loss) from operations	(147,060)	7,285,668	123,137	23,428	7,285,173
Interest expense and other income (loss)	(2,402,085)	(894,379)	33,791	(23,428)	(3,286,101)
Equity in earnings of subsidiaries	3,919,868	—	—	(3,919,868)	—

Income from continuing operations before income tax expense	1,370,723	6,391,289	156,928	—	3,999,072
Income tax expense	(903,744)	2,596,963	31,386	—	1,724,605

Income from continuing operations	2,274,467	3,794,326	125,542	(3,919,868)	2,274,467
Preferred dividend requirement	(459,000)	—	—	—	(459,000)

Net income applicable to common shareholders	$1,815,467	$3,794,326	$125,542	$(3,919,868)	$1,815,467

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Period February 1, 2005 to March 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$45,894,726	$—	$—	$45,894,726
Operating expenses	4,750	41,183,284	44,198	4,118	41,236,350

Income (loss) from operations	(4,750)	4,711,442	(44,198)	(4,118)	4,658,376

Interest expense and other income (loss)	(24,250)	(1,908,580)	—	4,118	(1,928,712)
Equity in earnings of subsidiaries	1,070,801	—	—	(1,070,801)	—

Income (loss) from continuing operations before income tax expense (benefit)	1,041,801	2,802,862	(44,198)	—	2,729,664
Income tax expense (benefit)	(677,887)	1,701,403	(13,540)	—	1,009,976

Income (loss) from continuing operations	1,719,688	1,101,459	(30,658)	—	1,719,688
Preferred dividend requirement	(300,900)	—	—	—	(300,900)

Net income (loss) applicable to common shareholders	$1,418,788	$1,101,459	$(30,658)	$(1,070,801)	$1,418,788

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Operating expenses	11,998,000	16,697,129	23,503	(664)	28,717,968

Income (loss) from operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)
Other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from continuing operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from continuing operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)

Preferred dividend requirement	(189,949)	—	—	—	(189,949)

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

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

Results of Operations

The following tables provide our statements of operations, selected segment information including our sales, operating profits and cost of sales as a percentage of sales and international sales. The segment information is presented as it is reported to management, and is consistent with the segment reporting in Note 8 to our notes to the consolidated financial statements included elsewhere in this document. The period-to-period comparisons of financial results are not necessarily indicative of future results, or results for a full year.

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Three Months Ended March 31, 2006	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005	Three Months Ended March 31, 2005
SALES	$89,706	$45,895	$18,945	$64,840
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	72,500	35,799	14,153	49,952
Yard and shop expense	1,282	769	390	1,159
Selling, general, and administrative expense	7,147	4,191	13,974	18,165
Depreciation and amortization expense	1,492	478	201	679

Total operating expenses	82,421	41,237	28,718	69,955
INCOME (LOSS) FROM OPERATIONS	7,285	4,658	(9,773)	(5,115)
OTHER INCOME (EXPENSE):
Other income (expense)	450	7	(50)	(43)
Interest expense, net	(3,736)	(1,935)	(333)	(2,268)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	3,999	2,730	(10,156)	(7,426)
INCOME TAX EXPENSE (BENEFIT)	1,725	1,010	(1,916)	(906)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,274	1,720	(8,240)	(6,520)
PREFERRED DIVIDEND REQUIREMENT	459	301	190	491

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,815	$1,419	$(8,430)	$(7,011)

Segment Sales
Alloy Products	$23,937	$14,009	$4,214	$18,223
Carbon Products	65,769	31,886	14,731	46,617

Total	$89,706	$45,895	$18,945	$64,840

Segment Operating Profits (Losses)
Alloy Products	$3,230	$2,231	$960	$3,191
Carbon Products	6,261	3,696	1,980	5,676
General Corporate	(2,206)	(1,269)	(12,713)	(13,982)

Total	$7,285	$4,658	$(9,773)	$(5,115)

Segment Depreciation and Amortization
Alloy Products	$356	$166	$15	$181
Carbon Products	813	176	70	246
General Corporate	323	147	105	252

Total	$1,492	$489	$190	$679

Segment Operating Profits (Losses) as a Percentage of Segment Sales
Alloy Products	13.5%	15.9%	22.8%	17.5%
Carbon Products	9.5%	11.6%	13.4%	12.2%
Total	8.1%	10.1%	(51.6)%	(7.9)%

Segment Cost of Sales (Exclusive of Depreciation and Amortization) as a Percentage of Segment Sales
Alloy Products	72.6%	71.0%	58.7%	68.2%
Carbon Products	83.8%	81.1%	79.3%	80.5%
Total	80.8%	78.0%	74.7%	77.0%

International Sales	$12,656	$7,440	$2,253	$9,693

International Sales as a Percentage of Total Sales	14.1%	14.3%	10.0%	14.9%

Net cash (used in) provided by:
Cash flows - operating activities	$(3,310)	$(10,446)	$4,249	$(6,197)
Cash flows - investing activities	(674)	(118,701)	(1)	(118,702)
Cash flows - financing activities	301	129,669	(1,477)	128,192

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

Cost of Sales (Exclusive of Depreciation and Amortization)

Reporting Segment	Three Months Ended March 31, 2006 Cost of Sales	Non-GAAP Combined Three Months Ended March 31, 2005 Cost of Sales	% Increase
		(dollars in thousands)
Alloy Products	$17,382	$12,424	39.9%
Carbon Products	55,118	37,528	46.9%

Total	$72,500	$49,952	45.1%

Reporting Segment	Three Months Ended March 31, 2006 Cost of Sales as a Percentage of Sales	Non-GAAP Combined Three Months Ended March 31, 2005 Cost of Sales as a Percentage of Sales
Alloy Products	72.6%	68.2%
Carbon Products	83.8%	80.5%
Total	80.8%	77.0%

Overall. Our consolidated cost of sales for the three months ended March 31, 2006 was $72.5 million, an increase of approximately $22.5 million, or 45.1%, from the combined three months ended March 31, 2005. The increase in cost of sales is primarily the result of increased sales from the Western Flow and MIM US acquisitions, and higher inventory costs. Cost of sales as a percentage of sales for the three months ended March 31, 2006 increased to 80.8% compared to 77.0% for the combined three months ended March 31, 2005. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2006 is due primarily to increased cost of sales as a result of higher inventory costs for our alloy and carbon products and increased freight costs.

In addition, cost of sales for the three months ended March 31, 2006 was increased by $0.1 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. As of March 31, 2006, $0.1 million of the original $2.0 million purchase price adjustment remains and is included in inventory on the balance sheet. We cannot predict the exact timing of the sale of inventory items that have associated purchase price adjustments, which we expect will fluctuate from period to period.

Alloy Products. Cost of sales for our alloy products for the three months ended March 31, 2006 increased $5.0 million, or 39.9%, to $17.4 million compared to the combined three months ended March 31, 2005; cost of sales as a percentage of sales increased to 72.6% for the three months ended March 31, 2006 compared to 68.2% for the combined three months ended March 31, 2005. The increase in cost of sales is attributable to an increase in alloy product sales volumes as a result of the Western Flow acquisition and to sales price increases when compared to the same period in 2005. The increase in cost of sales as a percentage of sales for the three months ended March 31, 2006 is due primarily to higher inventory costs compared to the same period in 2005.

Carbon Products. Cost of sales for our carbon products for the three months ended March 31, 2006 increased $17.6 million, or 46.9%, to $55.1 million compared to the combined three months ended March 31, 2005. Cost of sales as a percentage of sales increased to 83.8% for the three months ended March 31, 2006 compared to 80.5% for the combined three months ended March 31, 2005. The increase in cost of sales for the three months ended March 31, 2006 is due primarily to the acquisition of MIM US and increased sales volume, partially offset by higher inventory costs. The increase in cost of sales as a percentage of sales is due primarily to higher inventory costs compared to the same period for 2005.

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

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2006 and the combined three months ended March 31, 2005, were $1.5 million and $0.7 million, respectively. The increase reflects the amortization of customer relationships acquired in the acquisition of the Company on February 1, 2005 but not recorded until the Fourth Quarter 2005 upon completion of the Company’s purchase accounting valuation procedures.

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

Alloy Products. Our alloy products operating income for the three months ended March 31, 2006 was $3.2 million, a slight increase from the combined three months ended March 31, 2005. The increase was primarily the result of sales increases related to the Western Flow acquisition, partially offset by an increase in amortization related to other intangible assets of $0.3 million and an increase in selling, general and administrative expenses due primarily to increased expenses related to the acquisition of Western Flow.

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

Indebtedness

Senior Secured Notes. We have outstanding $136.0 million aggregate principal amount of 9 7/8% Secured Senior Notes due 2011. The $136.0 million includes $105.0 million aggregate principal amount issued in connection with the Buy-out Transaction in February 2005 and $31.0 million aggregate principal amount issued to fund the MIM US acquisition in December 2005. Total cash interest payments required under the Notes are in excess of $13.4 million on an annual basis. The indenture governing the Notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning February 1, 2005 and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture. All of our domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. The Notes and the related guarantees are secured by liens on substantially all of our assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries). These liens, in the case of assets consisting of inventory, accounts receivable and certain related assets, are contractually subordinated to liens thereon that secure our revolving credit facility.

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

Financial Instruments

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of March 31, 2006, we had eight contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $15.7 million of foreign currency. We also had three contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $7.0 million of foreign currency. As of March 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the three months ended March 31, 2006, we recognized $0.4 million in realized gains on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of March 31, 2006.

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

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas infrastructure and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to maintenance, repair and operations distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

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

Interest Rate Risk. As of and for the three months ended March 31, 2006, we had no variable rate borrowings under our revolving credit facility.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. However, in our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of March 31, 2006, we had eight contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $15.7 million of foreign currency. We also had three contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $7.0 million of foreign currency. As of March 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the three months ended March 31, 2006, we recognized $0.4 million in realized gains on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

PART II—OTHER INFORMATION

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

EDGEN CORPORATION

Date: June 23, 2006	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: June 23, 2006	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

†	Filed herewith.