Form 10-Q
period 2006-06-30
Edgen Corp
filed 2006-08-14
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 2,681,564 shares of Common Stock outstanding as of August 14, 2006.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006, the period February 1, 2005 to June 30, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	4
	Condensed Consolidated Statement of Shareholder’s Equity as of June 30, 2006 and December 31, 2005 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006, the period February 1, 2005 to June 30, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		37

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,990,631	$18,013,533
Accounts receivable—net of allowance for doubtful accounts of $199,539 and $128,573, respectively	57,811,471	41,862,061
Accounts receivable—affiliated	117,557	19,483
Inventory	94,015,772	81,003,469
Income tax receivable	248,224	21,551
Prepaid expenses and other current assets	1,960,855	1,112,337
Deferred tax asset	1,734,206	1,670,166

Total current assets	158,878,716	143,702,600
PROPERTY, PLANT AND EQUIPMENT — net	11,041,830	11,258,703
GOODWILL	37,475,584	37,126,769
OTHER INTANGIBLES	21,696,974	23,424,188
OTHER ASSETS	143,443	177,581
DEFERRED FINANCING COSTS	7,723,000	8,345,417

TOTAL	$236,959,547	$224,035,258

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$3,336,458	$488,748
Accounts payable	45,307,006	41,213,411
Accounts payable—affiliated	643,483	218,094
Accrued expenses and other current liabilities	7,917,229	9,382,103
Accrued interest payable	5,647,045	5,600,278
Current portion of long-term debt	153,938	160,984

Total current liabilities	63,005,159	57,063,618
DEFERRED TAX LIABILITY	2,707,593	2,775,879
LONG-TERM DEBT	136,700,296	134,807,164

Total liabilities	202,413,048	194,646,661

Redeemable preferred stock—Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated, 21,600 shares issued and outstanding as of June 30, 2006 and December 31, 2005	24,226,500	23,303,400

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY:
Common stock—$.01 par value, 5,000,000 shares authorized; 2,681,564 shares issued and outstanding as of June 30, 2006 and December 31, 2005	26,816	26,816
Paid-in capital	2,877,151	2,654,749
Accumulated comprehensive income	134,743	77,971
Retained earnings	7,281,289	3,325,661

Total shareholder’s equity	10,319,999	6,085,197

TOTAL	$236,959,547	$224,035,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005
SALES	$98,159,218	$74,393,557	$187,865,378	$120,288,283	$18,944,787
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	79,461,138	57,828,189	151,961,785	93,626,875	14,153,065
Yard and shop expense	1,300,557	1,234,242	2,582,216	2,002,757	389,928
Selling, general, and administrative expense	7,545,667	6,840,948	14,692,397	11,032,158	13,974,331
Depreciation and amortization expense	1,511,568	608,711	3,003,519	1,086,650	200,644

Total operating expenses	89,818,930	66,512,090	172,239,917	107,748,440	28,717,968
OPERATING INCOME (LOSS)	8,340,288	7,881,467	15,625,461	12,539,843	(9,773,181)
OTHER INCOME (EXPENSE):
Other income (expense)	(264,793)	67,808	185,256	74,520	(49,886)
Interest expense, net	(3,837,698)	(3,022,985)	(7,573,848)	(4,958,409)	(333,288)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX EXPENSE	4,237,797	4,926,290	8,236,869	7,655,954	(10,156,355)
INCOME TAX EXPENSE (BENEFIT)	1,633,536	1,737,909	3,358,141	2,747,885	(1,916,508)

NET INCOME (LOSS)	2,604,261	3,188,381	4,878,728	4,908,069	(8,239,847)
PREFERRED DIVIDEND REQUIREMENT	(464,100)	(464,100)	(923,100)	(765,000)	(189,949)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$2,140,161	$2,724,281	$3,955,628	$4,143,069	$(8,429,796)

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited)

	Class A Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance—December 31, 2005	$26,816	$2,654,749	$77,971	$3,325,661	$6,085,197
Net income	—	—	—	4,878,728	4,878,728
Other comprehensive income:
Foreign translation adjustments, net of tax of ($87,750)	—	—	56,772	—	56,772

Comprehensive income	—	—	—	—	4,935,500

Contributed capital by Edgen/Murray, L.P.	—	222,402	—	—	222,402
Preferred dividend requirement	—	—	—	(923,100)	(923,100)

Balance—June 30, 2006	$26,816	$2,877,151	$134,743	$7,281,289	$10,319,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2006	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(17,976,630)	$(14,398,395)	$4,248,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation, net of cash acquired	—	(120,952,320)	—
Purchase of Western Flow Products, Inc. – additional contingent purchase price	(451,469)	—	—
Purchase of property, plant and equipment	(1,050,365)	(581,986)	(4,079)
Proceeds from the sale of capital assets	32,445	—	3,000

Net cash used in investing activities	(1,469,389)	(121,534,306)	(1,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(20,572)	(22,837)	(232,072)
Proceeds from issuance of long-term debt	—	105,000,000	—
Proceeds from debt issuance—net of payments under revolving credit agreement	1,789,674	13,992,278	116,438
Deferred financing costs	(204,784)	(7,287,897)	—
Issuance of common stock	—	2,400,000	—
Issuance of preferred stock	—	21,600,000	—
Increase (decrease) in managed cash overdraft	2,847,710	561,306	(1,361,404)

Net cash provided by (used in) financing activities	4,412,028	136,242,850	(1,477,038)
Effect of foreign currency exchange rate on cash	11,089	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,022,902)	310,149	2,770,708
CASH AND CASH EQUIVALENTS (Beginning of period)	18,013,533	—	134,299

CASH AND CASH EQUIVALENTS (End of period)	$2,990,631	$310,149	$2,905,007

Cash paid for income taxes	$3,140,711	$197,365	$114

Cash paid for interest	$6,742,980	$182,760	$1,314,743

NON-CASH FINANCING ACTIVITIES-
Contributed Capital by Parent	$222,402	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Edgen Corporation (“Edgen” or the “Company”), a Nevada corporation, was formed on November 30, 2000. Through its wholly owned subsidiaries, Edgen Alloy Products Group, L.L.C. (“Edgen Alloy”), Edgen Carbon Products Group, L.L.C. (“Edgen Carbon”), Murray International Metals, Inc. (“MIM US”) and Edgen Canada Inc. (“Edgen Canada”), Edgen distributes and sells specialty carbon and alloy pipe and components, and high grade structural products including plates, sections and tubulars. The Company has no assets or operations independent of its wholly owned subsidiaries. In July 2005, the Company acquired Western Flow Products, Inc. (“Western Flow”), which was subsequently merged with Edgen Canada, and in December 2005, the Company acquired MIM US (see note 2), which the Company intends to merge with Edgen Carbon Products Group, L.L.C. prior to year end.

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

Interim Financial Information—Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2005 included in the Company’s amended Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 23, 2006.

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

The final purchase price allocation is summarized below:

Accounts receivable	$1,214,760
Inventory	877,727
Other current assets	6,065
Property, plant and equipment	31,647
Goodwill	1,137,907
Accounts payable	(680,759)
Accrued expenses and other current liabilities	(95,876)

Purchase price (net of cash received of $83), including acquisition costs of approximately $69,000	$2,491,471

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

MIM US is a leading supplier of high yield and special grade structural steel to oil and gas projects being engineered and managed by leading operators, engineering houses and offshore fabricators in the oil and gas industry primarily in North and South America. MIM US offers a complete range of high yield steel plate, sections, and tubulars. MIM US is based in Houston, Texas, and is presently a wholly owned subsidiary of Edgen Carbon Products Group, L.L.C. The Company intends to merge MIM US into Edgen Carbon Products Group, L.L.C. prior to year end.

As of June 30, 2006, the purchase price allocation is preliminary as we have not completed our review and valuation procedures of the assets acquired and the liabilities assumed on December 16, 2005, including the identification of other intangible assets, if any. The preliminary purchase price allocation as of June 30, 2006 includes the following:

Accounts receivable	$5,180,054
Inventory	7,413,860
Other current assets	1,319
Property, plant and equipment	77,469
Goodwill	14,213,870
Other assets	33,318
Deferred tax asset	146,290
Accounts payable	(9,689,915)
Accrued expenses and other current liabilities	(1,152,268)
Current portion of long-term debt	(16,806)
Deferred tax liability	(11,464)
Note payable due to Murray International Holdings Ltd.	(5,146,630)

Purchase price (net of cash received of $10,847,763)	$11,049,097

The following table reflects the pro forma revenue and net income for the periods presented as though the acquisitions of Western Flow and MIM US had taken place on January 1, 2005:

	(Unaudited)
	Successor	Predecessor
	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005
Revenue	$130,641,000	$24,403,000
Net income (loss)	7,026,000	(8,162,000)

4. GOODWILL AND OTHER INTANGIBLES

The following table reflects goodwill and changes to goodwill by reportable segment as follows:

	Edgen Alloy	Edgen Carbon	Consolidated
Balance at December 31, 2005	$5,034,942	$32,091,827	$37,126,769
Purchase price adjustments:
Acquisition of Western Flow Products, Inc.	451,469	—	451,469
Acquisition of Murray International Metals, Inc.	—	(149,776)	(149,776)
Foreign currency translation adjustment	47,122	—	47,122

Balance at June 30, 2006	$5,533,533	$31,942,051	$37,475,584

Intangible assets as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Customer relationships	$19,287,226	$21,014,440
Tradenames	2,396,000	2,396,000
Trademarks	13,748	13,748

	$21,696,974	$23,424,188

Amortization expense was $863,607 and $1,727,214 for the three and six months ended June 30, 2006, respectively. Amortization expense was $21,668, $29,168 and $10,832 for the three months ended June 30, 2005, the period February 1, 2005 to June, 30, 2005, and the period January 1, 2005 to January 31, 2005, respectively. Accumulated amortization of intangible assets at June 30, 2006 and December 31, 2005 was $4,893,774 and $3,416,560, respectively. Scheduled annual amortization expense for the next five years is approximately $3.5 million.

5. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
9 7/8% Senior Secured Notes due 2011, net of discount of $1,282,416 and $1,386,086 at June 30, 2006 and December 31, 2005, respectively	$134,717,584	$134,613,914
Revolving credit facility at June 30, 2006 and December 31, 2005, respectively	1,789,674	—
Note payable to sellers of Western Flow Products, Inc. (CAD 300,000), interest accrues at 6%, due with semi-annual payments scheduled in July 2006 and 2007	267,834	257,290
Various capital leases to a corporation; monthly payments range from $356 to $1,388; at an interest rate of 7.5% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	79,142	96,944

Total	136,854,234	134,968,148
Less current portion	(153,938)	(160,984)

Long-term debt	$136,700,296	$134,807,164

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

Revolving Credit Facility

In connection with the Buy-out Transaction, Edgen entered into a new $20 million senior secured revolving credit facility (the “Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC CF”), replacing its $55.5 million revolving credit agreement. The Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF (8.25% and 7.25% at June 30, 2006 and December 31, 2005, respectively), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (7.33% and 6.16% at June 30, 2006 and December 31, 2005, respectively). The Company must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. As of June 30, 2006, the Company had $1,789,674 in borrowings under the Credit Agreement. As of December 31, 2005, there were no borrowings under the Credit Agreement.

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

6. REDEEMABLE PREFERRED STOCK

On February 1, 2005, the Company issued Series A 8 1/2% Cumulative Compounding Preferred Stock, $0.01 par value (“Series A Preferred Stock”), in connection with the Buy-out Transaction. The holders of Series A Preferred Stock are entitled to receive annual dividends when, as and if, declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 8.5%, compounding annually, and are payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events, including a public offering, the sale of substantially all the assets of the Company or a change in control, and the approval of the board of directors, which is controlled by JCP, the Series A Preferred Stock can be redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends. For the three and six months ended June 30, 2006 and the three months ended June 30, 2005 and the period February 1, 2005 to June 30, 2005, the Company accrued dividends of $464,100, $923,100 and $464,100 and $765,000, respectively on the shares of outstanding Series A Preferred Stock. As of June 30, 2006, all of the outstanding shares of the Series A Preferred Stock are held by Edgen/Murray, L.P., which is controlled by JCP. For the period January 1, 2005 to January 31, 2005, the Predecessor Company had $189,949 in accrued dividends related to its mandatorily redeemable preferred stock which was cancelled on February 1, 2005 in connection with the Buy-out Transaction.

The Notes indenture restricts the payment of dividends to preferred stock holders as well as the redemption of the Series A Preferred Stock, subject to an incurrence test based on a consolidated net income threshold, and subject to available amounts as defined by the indenture.

As of June 30, 2006, the holder of the preferred stock intends to contribute all of the shares of preferred stock to the capital of the issuer by year end. As a result, the redeemable preferred stock line item will be reduced to zero and the paid in capital and shareholder’s equity line items will be increased by a corresponding amount on the balance sheet.

7. SHAREHOLDER’S EQUITY

Common Stock— The Company has a single class of common stock, $0.01 par value, which is entitled to vote. As of June 30, 2006 and December 31, 2005, all outstanding common shares were held by Edgen/Murray, L.P.

Non-vested Stock— On February 1, 2005, 281,565 shares of non-vested stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan. Effective December 15, 2005, the Company’s equity incentive plan was cancelled; however, the Company’s new parent company, Edgen/Murray, L.P., exchanged all outstanding awards for awards issued under its equity incentive plan with substantially equivalent terms. The Edgen/Murray, L.P. incentive plan authorizes the granting of awards to Edgen employees of up to 550,000 common units of Edgen/Murray, L.P. that are subject to restrictions on transfer until such time as they are vested. Vesting is based on either time or a combination of performance and time.

During 2006 and 2005, Edgen/Murray, L.P. granted approximately 56,155 and 10,000 shares of non-vested common units, respectively, with vesting terms ranging from one to five years, of which all were outstanding at June 30, 2006. During the three and six months ended June 30, 2006, there were no forfeitures. The estimated weighted average grant date fair value of the non-vested common units as of June 30, 2006 was $5.14. The fair value price of the awards is a calculated value based on the grant date of each of the respective grants using a combination of a share-based pricing model and financial metrics from recent transactions of companies with similar characteristics of Edgen/Murray, L.P. As of June 30, 2006, there was $1,283,315 of total unrecognized compensation cost related to non-vested common units to be recognized through August 2010.

Stock-based compensation expense related to the granting of the Edgen/Murray, L.P. non-vested common units to Edgen employees is allocated to Edgen and expensed within its condensed consolidated statement of operations. For the three and six months ended June 30, 2006, the condensed consolidated statement of operations reflects $151,006 and $222,402, respectively, of stock-based compensation expense related to Edgen/Murray, L.P. non-vested common units issued since December 16, 2005. For the three months ended June 30, 2005 and the period February 1, 2005 to June 30, 2005, the condensed consolidated statement of operations reflects $7,039 and $11,732, respectively, of stock-based compensation expense related to the outstanding restricted stock shares which were exchanged on December 15, 2005.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Edgen evaluates performance based on profit or losses from operations before income taxes.

The following table presents the financial information for each reportable segment:

	Successor	Successor
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Sales:
Alloy Products	$25,262,788	$18,951,766
Carbon Products	72,896,430	55,441,791

	$98,159,218	$74,393,557

Operating Income (Loss):
Alloy Products	$4,398,078	$3,477,244
Carbon Products	6,490,518	6,800,148
General Corporate	(2,548,308)	(2,395,925)

	$8,340,288	$7,881,467

Capital Expenditures:
Alloy Products	$274,324	$52,090
Carbon Products	11,991	144,171
General Corporate	555,473	292,339

	$841,788	$488,600

	Successor	Successor
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Depreciation and Amortization:
Alloy Products	$355,026	$49,552
Carbon Products	809,881	245,002
General Corporate	346,661	314,157

	$1,511,568	$608,711

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2006	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005
Sales:
Alloy Products	$49,200,263	$32,960,417	$4,214,009
Carbon Products	138,665,115	87,327,866	14,730,778

	$187,865,378	$120,288,283	$18,944,787

Operating Income (Loss):
Alloy Products	$7,627,967	$5,708,856	$959,632
Carbon Products	12,751,706	10,495,695	1,980,553
General Corporate	(4,754,212)	(3,664,708)	(12,713,366)

	$15,625,461	$12,539,843	$(9,773,181)

Capital Expenditures:
Alloy Products	$381,099	$104,923	$—
Carbon Products	49,109	158,135	4,079
General Corporate	645,429	318,928	—

	$1,075,637	$581,986	$4,079

Depreciation and Amortization:
Alloy Products	$710,842	$215,726	$14,935
Carbon Products	1,622,735	411,030	80,338
General Corporate	669,942	459,894	105,371

	$3,003,519	$1,086,650	$200,644

	Successor
	As of
	June 30, 2006	December 31, 2005
Total Assets:
Alloy Products	$58,975,286	$50,020,283
Carbon Products	165,624,727	161,767,216
General Corporate	12,359,534	12,247,759

	$236,959,547	$224,035,258

9. INCOME TAXES

For the period February 1, 2005 to June 30, 2005 and the period January 1, 2005 to January 31, 2005, the Company’s effective tax rate was approximately 32% and (19%), respectively, compared to approximately 39% and 41% for the three and six months ended June 30, 2006, respectively.

For the three and six months ended June 30, 2006, the effective tax rates were impacted by an increase in state income taxes, and the impact of tax losses for one of the Company’s entities for which a state income tax benefit is not being recorded. The income tax benefit and effective tax rate for the period January 1, 2005 to January 31, 2005 reflects the net loss incurred in that period as a result of Buy-out Transaction related expenses, which may not be fully deductible for income tax purposes.

10. RELATED PARTY TRANSACTIONS

With the acquisition of MIM US by the Company and the acquisition of MIM UK by Pipe Acquisition Limited, an affiliate of the Company, on December 16, 2005, certain related party transactions commenced. During the three and six months ended June 30, 2006, the Company allocated $0.2 million and $0.4 million, respectively, of selling, general and administrative expenses to MIM UK related to payroll and related benefits including stock-based compensation, travel and other administrative expenses.

Purchases from MIM UK and its subsidiaries were $272,221 and $1,137,064 for the three and six months ended June 30, 2006. Sales to MIM UK and its subsidiaries were $115,464 and $115,464 for the three and six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, amounts due to MIM UK were $643,483 and $218,094, respectively. As of June 30, 2006 and December 31, 2005, amounts due from MIM UK were $117,557 and $19,483, respectively.

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

The following presents the unaudited condensed consolidating financial information with respect to our financial position as of June 30, 2006 and December 31, 2005, the results of our operations and our cash flows for the three and six months ended June 30, 2006, the period February 1, 2005 to June 30, 2005, and the period January 1, 2005 to January 31, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of June 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,156,442	$149,089,888	$8,176,222	$(543,836)	$158,878,716
Intercompany long-term receivables	38,826,722	—	—	$(38,826,722)	—
Investments in subsidiaries	190,641,013	—	—	$(190,641,013)	—
Property, plant and equipment, net	—	10,606,481	435,349	—	11,041,830
Goodwill and other intangibles	—	57,958,525	1,214,033	—	59,172,558
Other assets	7,723,000	143,443	—	—	7,866,443

Total Assets	$239,347,177	$217,798,337	$9,825,604	$(230,011,571)	$236,959,547

Current liabilities	$8,224,056	$53,097,083	$2,204,681	$(520,661)	$63,005,159
Intercompany long-term debt	57,525,640	108,592,076	5,787,113	(171,904,829)	—
Long-term debt and capital leases	134,717,584	1,789,675	193,037	—	136,700,296
Other non-current liabilities	2,696,129	11,464	—	—	2,707,593
Redeemable preferred stock	24,226,500	—	—	—	24,226,500
Shareholder’s equity	11,957,268	54,308,039	1,640,773	(57,586,081)	10,319,999

Total Liabilities and Shareholder’s Equity	$239,347,177	$217,798,337	$9,825,604	$(230,011,571)	$236,959,547

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	—	(182,301,610)	—
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	115,989,362	1,555,744	(171,900,085)	—
Long-term debt and capital leases	134,613,915	—	193,249	—	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,303,400	—	—		23,303,400
Shareholder’s equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder’s Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Three Months Ended June 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$93,322,728	$4,836,490	$—	$98,159,218
Operating expenses	320,001	85,379,030	4,096,471	23,428	89,818,930

Operating income (loss)	(320,001)	7,943,698	740,019	(23,428)	8,340,288
Interest expense and other income (loss)	(2,414,341)	(1,396,436)	(315,142)	23,428	(4,102,491)
Equity in earnings of subsidiaries	4,419,534	—	—	(4,419,534)	—

Income (loss) before income tax expense	1,685,192	6,547,262	424,877	(4,419,534)	4,237,797
Income tax expense	(919,069)	2,384,379	168,226	—	1,633,536

Net income (loss)	2,604,261	4,162,883	256,651	(4,419,534)	2,604,261
Preferred dividend requirement	(464,100)	—	—	—	(464,100)

Net income applicable to common shareholder	$2,140,161	$4,162,883	$256,651	$(4,419,534)	$2,140,161

	Successor
	For the Three Months Ended June 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$74,393,557	$—	$—	$74,393,557
Operating expenses	7,039	66,410,267	97,357	(2,573)	66,512,090

Operating income (loss)	(7,039)	7,983,290	(97,357)	2,573	7,881,467
Interest expense and other income (loss)	(16,273)	(2,936,227)	(104)	(2,573)	(2,955,177)
Equity in earnings of subsidiaries	3,765,119	—	—	(3,765,119)	—

Income (loss) before income tax expense	3,741,807	5,047,063	(97,461)	(3,765,119)	4,926,290
Income tax expense	553,426	1,203,068	(18,585)	—	1,737,909

Net income (loss)	3,188,381	3,843,995	(78,876)	(3,765,119)	3,188,381
Preferred dividend requirement	(464,100)	—	—	—	(464,100)

Net income (loss) applicable to common shareholder	$2,724,281	$3,843,995	$(78,876)	$(3,765,119)	$2,724,281

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Six Months Ended June 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$181,352,856	$6,512,522	$—	$187,865,378
Operating expenses	467,061	166,123,490	5,649,366	—	172,239,917

Operating income (loss)	(467,061)	15,229,366	863,156	—	15,625,461
Interest expense and other income (loss)	(4,816,427)	(2,290,812)	(281,353)	—	(7,388,592)
Equity in earnings of subsidiaries	8,339,402	—	—	(8,339,402)	—

Income (loss) before income tax expense	3,055,914	12,938,554	581,803	(8,339,402)	8,236,869
Income tax expense	(1,822,814)	4,981,345	199,610	—	3,358,141

Net income (loss)	4,878,728	7,957,209	382,193	(8,339,402)	4,878,728
Preferred dividend requirement	(923,100)	—	—	—	(923,100)

Net income applicable to common shareholder	$3,955,628	$7,957,209	$382,193	$(8,339,402)	$3,955,628

	Successor
	For the Period February 1, 2005 to June 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$120,288,283	$—	$—	$120,288,283
Operating expenses	11,789	107,593,551	141,555	1,545	107,748,440

Operating income (loss)	(11,789)	12,694,732	(141,555)	(1,545)	12,539,843
Interest expense and other income (loss)	(40,522)	(4,844,808)	(104)	1,545	(4,883,889)
Equity in earnings of subsidiaries	4,835,918	—	—	(4,835,918)	—

Income (loss) before income tax expense	4,783,607	7,849,924	(141,659)	(4,835,918)	7,655,954
Income tax expense	(124,462)	2,904,472	(32,125)	—	2,747,885

Net income (loss)	4,908,069	4,945,452	(109,534)	(4,835,918)	4,908,069
Preferred dividend requirement	(765,000)	—	—	—	(765,000)

Net income (loss) applicable to common shareholder	$4,143,069	$4,945,452	$(109,534)	$(4,835,918)	$4,143,069

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Operating expenses	11,998,000	16,697,129	23,503	(664)	28,717,968

Operating income (loss)	(11,998,000)	2,247,658	(23,503)	664	(9,733,181)
Interest expense and other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) before income tax expense	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Net income (loss)	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)
Preferred dividend requirement	(189,949)	—	—	—	(189,949)

Net income (loss) applicable to common shareholder	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Successor
	For the Six Months Ended June 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$11,734,618	$(30,125,971)	$414,723	$—	$(17,976,630)
Net cash used in investing activities	—	(1,455,884)	(13,505)	—	(1,469,389)
Net cash (used in) provided by financing activities	(204,784)	4,535,998	80,814	—	4,412,028

Effects of foreign exchange rate changes on cash	—	—	11,089	—	11,089

Net increase (decrease) in cash and cash equivalents	11,529,834	(27,045,857)	493,121	—	(15,022,902)
Cash and cash equivalents—(Beginning of period)	(11,663,955)	29,517,820	159,668	—	$18,013,533

Cash and cash equivalents—(End of period)	$2,952	$2,334,890	$652,789	$—	$2,990,631

	Successor
	For the Period February 1, 2005 to June 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash (used in) provided by operating activities	$(14,749,873)	$351,478	$—	$—	$(14,398,395)
Net cash (used in) provided by investing activities	(120,952,320)	(581,986)	—	—	(121,534,306)
Net cash provided by financing activities	135,704,381	538,469	—	—	136,242,850

Net increase in cash and cash equivalents	2,188	307,961	—	—	310,149
Cash and cash equivalents—(Beginning of period)	—	—	—	—	$—

Cash and cash equivalents—(End of period)	$2,188	$307,961	$—	$—	$310,149

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash used in financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents—(Beginning of period)	62,476	68,815	3,008	—	$134,299

Cash and cash equivalents—(End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See “Forward-Looking Statements” below.

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

The Company has two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges and high grade structural steel products that are principally used in high-yield, high-tensile applications in the oil and gas, offshore construction and mining industries. As of June 30, 2006, we operate in 17 locations, including 15 in the United States, and two in Canada.

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

In evaluating our results of operations and financial performance, our management has used combined results for the three and six months ended June 30, 2005 as a single measurement period. Due to the Buy-out Transaction, we believe that comparisons between the three and six months ended June 30, 2006 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to June 30, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows of the Successor for the three and six months ended June 30, 2006 and of the Predecessor and Successor on a combined basis for the three and six month periods ended June 30, 2006. This combined presentation for the three and six months ended June 30, 2005 simply represents a Non-GAAP mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to June 30, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Buy-out Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventory, impairment of goodwill and other intangible assets, and income taxes. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates. Refer to our amended Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2006 for a discussion of our accounting policies and estimates.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. As of June 30, 2006, our goodwill balance was $37.5 million, representing 15.8% of total assets.

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

Results of Operations

The following tables provide our statements of operations, selected segment information including our sales, operating income (loss), cost of sales as a percentage of sales and international sales. The segment information is presented as it is reported to management, and is consistent with the segment reporting in Note 8 to our notes to the condensed consolidated financial statements included elsewhere in this document. The period-to-period comparisons of financial results are not necessarily indicative of future results, or results for a full year.

	(dollars in thousands)
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
SALES	$98,159	$74,394

OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	79,461	57,828
Yard and shop expense	1,301	1,234
Selling, general, and administrative expense	7,546	6,841
Depreciation and amortization expense	1,511	609

Total operating expenses	89,819	66,512
OPERATING INCOME	8,340	7,882
OTHER INCOME (EXPENSE):
Other income (expense)	(265)	68
Interest expense, net	(3,837)	(3,023)

INCOME BEFORE INCOME TAX EXPENSE	4,238	4,927
INCOME TAX EXPENSE	1,633	1,738

NET INCOME	2,605	3,189
PREFERRED DIVIDEND REQUIREMENT	(464)	(464)

NET INCOME APPLICABLE TO COMMON SHAREHOLDER	$2,141	$2,725

Segment Sales
Alloy Products	$25,263	$18,952
Carbon Products	72,896	55,442

Total	$98,159	$74,394

Cost of Sales (Exclusive of Depreciation and Amortization)
Alloy Products	$17,571	$12,725
Carbon Products	61,890	45,103

Total	$79,461	$57,828

Segment Operating Income (Loss)
Alloy Products	$4,398	$3,477
Carbon Products	6,491	6,801
General Corporate	(2,549)	(2,396)

Total	$8,340	$7,882

Segment Depreciation and Amortization
Alloy Products	$355	$50
Carbon Products	810	245
General Corporate	346	314

Total	$1,511	$609

Segment Cost of Sales as a Percentage of Segment Sales
Alloy Products	69.6%	67.1%
Carbon Products	84.9%	81.4%
Total	81.0%	77.7%
Segment Operating Income as a Percentage of Segment Sales
Alloy Products	17.4%	18.3%
Carbon Products	8.9%	12.3%
Total	8.5%	10.6%

International Sales	$18,539	$6,535

International Sales as a Percentage of Total Sales	18.9%	8.8%

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2006	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2005
SALES	$187,865	$120,288	$18,945	$139,233

OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	151,962	93,627	14,153	107,780
Yard and shop expense	2,582	2,003	390	2,393
Selling, general, and administrative expense	14,692	11,032	13,974	25,006
Depreciation and amortization expense	3,004	1,086	201	1,287

Total operating expenses	172,240	107,748	28,718	136,466
OPERATING INCOME (LOSS)	15,625	12,540	(9,773)	2,767
OTHER INCOME (EXPENSE):
Other income (expense)	185	75	(50)	25
Interest expense, net	(7,574)	(4,959)	(333)	(5,292)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	8,236	7,656	(10,156)	(2,500)
INCOME TAX EXPENSE (BENEFIT)	3,358	2,748	(1,916)	832

NET INCOME (LOSS)	4,878	4,908	(8,240)	(3,332)
PREFERRED DIVIDEND REQUIREMENT	(923)	(765)	(190)	(955)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$3,955	$4,143	$(8,430)	$(4,287)

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Six Months Ended June 30, 2006	Period February 1, 2005 to June 30, 2005	Period January 1, 2005 to January 31, 2005	Six Months Ended June 30, 2005
Segment Sales
Alloy Products	$49,200	$32,960	$4,214	$37,174
Carbon Products	138,665	87,328	14,731	102,059

Total	$187,865	$120,288	$18,945	$139,233

Cost of Sales (Exclusive of Depreciation and Amortization)
Alloy Products	$34,953	$22,677	$2,472	$25,149
Carbon Products	117,009	70,950	11,681	82,631

Total	$151,962	$93,627	$14,153	$107,780

Segment Operating Income (Loss)
Alloy Products	$7,628	$5,709	$960	$6,668
Carbon Products	12,752	10,545	1,980	12,526
General Corporate	(4,755)	(3,714)	(12,713)	(16,427)

Total	$15,625	$12,540	$(9,773)	$2,767

Segment Depreciation and Amortization
Alloy Products	$711	$216	$15	$231
Carbon Products	1,623	410	81	491
General Corporate	670	460	105	565

Total	$3,004	$1,086	$201	$1,287

Segment Cost of Sales as a Percentage of Segment Sales
Alloy Products	71.0%	68.8%	58.7%	67.7%
Carbon Products	84.4%	81.2%	79.3%	81.0%
Total	80.9%	77.8%	74.7%	77.4%

Segment Operating Income(Loss) as a Percentage of Segment Sales
Alloy Products	15.5%	17.3%	22.8%	17.9%
Carbon Products	9.2%	12.1%	13.4%	12.3%
Total	8.3%	10.4%	(51.6)%	2.0%

International Sales	$31,195	$13,975	$2,253	$16,228

International Sales as a Percentage of Total Sales	16.6%	11.6%	11.9%	11.7%

Net cash (used in) provided by:
Cash flows - operating activities	$(17,977)	$(14,398)	$4,249	$(10,149)
Cash flows - investing activities	(1,469)	(121,534)	(1)	(121,535)
Cash flows - financing activities	4,412	136,243	(1,477)	134,766

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

Segment Operating Income (Loss). Our segment operating income (loss) is our revenues minus cost of sales and operating expenses (such as yard and shop expenses) and depreciation and amortization, excluding general corporate expenses and interest expense.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales

Reporting Segment	Three Months Ended June 30, 2006 Sales	Three Months Ended June 30, 2005 Sales	% Increase
	(dollars in thousands)
Alloy Products	$25,263	$18,952	33.3%
Carbon Products	72,896	55,442	31.5%

Total	$98,159	$74,394	31.9%

Overall. For the three months ended June 30, 2006, our consolidated sales increased $23.8 million, or 31.9%, to $98.2 million compared to the three months ended June 30, 2005. This increase in sales was primarily the result of the acquisition of Western Flow and MIM US which contributed $12.8 million in sales, sales price increases for alloy and carbon steel products, particularly stainless steel pipe, and steady demand for oil, natural gas and refined products which drive capital expenditures and maintenance projects for the products that we supply.

Sales order backlog increased from $86.9 million at March 31, 2006 to $97.1 million at June 30, 2006. Because of increased new project and expansion spending by the energy infrastructure market and as a result of the acquisition of MIM US in late 2005, our backlog has expanded to include sales orders which typically have a longer term from the date of sales order to shipment, as opposed to maintenance and repair orders which tend to ship quickly. As a result, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the three months ended June 30, 2006, alloy product sales increased $6.3 million, or 33.3%, to $25.3 million compared to the three months ended June 30, 2005. This increase was the result of the Western Flow acquisition which contributed $4.8 million in sales driven by energy infrastructure projects in Canada, and sales price increases, particularly stainless steel pipe. Alloy products sales order backlog increased from $29.3 million at March 31, 2006 to $30.3 million at June 30, 2006 as a result of increased sales order activity in both our Canadian and domestic operations.

Carbon Products. For the three months ended June 30, 2006, carbon product sales increased $17.5 million, or 31.5%, to $72.9 million compared to the three months ended June 30, 2005. This increase was driven by $8.0 million in sales contributed by the MIM US acquisition, increased sales volume of pipe and fittings to the gas transmission market, and to a lesser extent, sales price increases for our carbon products. Carbon products sales order backlog increased from $57.6 million at March 31, 2006 to $66.8 million at June 30, 2006. The increase in carbon product sales backlog is due primarily to several large sales orders for offshore oil and gas structures and alternative energy production, partially offset by the completion and shipment of several large projects.

Cost of Sales (Exclusive of Depreciation and Amortization)

Reporting Segment	Three Months Ended June 30, 2006 Cost of Sales	Three Months Ended June 30, 2005 Cost of Sales	% Increase (Decrease)
	(dollars in thousands)
Alloy Products	$17,571	$12,725	38.1%
Carbon Products	61,890	45,103	37.2%

Total	$79,461	$57,828	37.4%

Reporting Segment	Three Months Ended June 30, 2006 Cost of Sales as a Percentage of Sales	Three Months Ended June 30, 2005 Cost of Sales as a Percentage of Sales
Alloy Products	69.6%	67.1%
Carbon Products	84.9%	81.4%
Total	81.0%	77.7%

Overall. Our consolidated cost of sales for the three months ended June 30, 2006 was $79.5 million, an increase of approximately $21.6 million, or 37.4%, from the three months ended June 30, 2005. The increase was the result of increased sales from the Western Flow and MIM US acquisitions, and higher product costs. Our cost of sales as a percentage of sales for the three months ended June 30, 2006 increased to 81.4% compared to 77.7% for the three months ended June 30, 2005. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2006 is due primarily to increased product costs for our alloy and carbon products, to increased freight costs and to the increased shipment of products to new project and expansion orders which tend to be more competitively priced.

In addition, cost of sales and cost of sales as a percentage of sales for the three months ended June 30, 2006 were negatively impacted by $0.1 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. As of June 30, 2006, the remaining purchase price adjustment included in inventory on the balance sheet was not material.

Alloy Products. Cost of sales for our alloy products for the three months ended June 30, 2006 increased $4.8 million, or 38.1%, to $17.6 million compared to the three months ended June 30, 2005; cost of sales as a percentage of sales increased to 69.6% for the three months ended June 30, 2006 compared to 67.1% for the three months ended June 30, 2005. The increase in cost of sales is attributable to an increase in alloy product sales volumes as a result of the Western Flow acquisition and to increased product costs when compared to the same period in 2005. The increase in cost of sales as a percentage of sales for the three months ended June 30, 2006 is due primarily to higher product costs compared to the same period in 2005 and due to narrower margins on large energy infrastructure projects.

Carbon Products. Cost of sales for our carbon products for the three months ended June 30, 2006 increased $16.8 million, or 37.2%, to $61.9 million compared to the three months ended June 30, 2005. Cost of sales as a percentage of sales increased to 84.9% for the three months ended June 30, 2006 compared to 81.4% for the three months ended June 30, 2005. The increase in cost of sales for the three months ended June 30, 2006 is due primarily to the acquisition of MIM US, increased sales volume, and higher product costs. The increase in cost of sales as a percentage of sales is due primarily to higher product costs compared to the same period for 2005, and narrower margins on several large customer projects.

Operating Income (Loss)

Reporting Segment	Three Months Ended June 30, 2006 Operating Income (Loss)	Three Months Ended June 30, 2005 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$4,398	$3,477
Carbon Products	6,491	6,801
General Corporate	(2,549)	(2,396)

Total	$8,340	$7,882

Overall. Our consolidated operating income for the three months ended June 30, 2006 increased $0.5 million to operating income of $8.3 million for the three months ended June 30, 2006. The increase in consolidated operating income was primarily the result of the acquisition of Western Flow and MIM US, partially offset by a $0.9 million increase in amortization expense of other intangible assets, and an increase in general corporate selling, general and administrative expenses related to the acquisition of Western Flow and MIM US.

Alloy Products. Our alloy products operating income for the three months ended June 30, 2006 was $4.4 million, a $0.9 million increase from the three months ended June 30, 2005. The increase was primarily the result of increased sales volumes, partially offset by higher product costs, by a $0.3 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of Western Flow.

Carbon Products. Our carbon products operating income for the three months ended June 30, 2006 was $6.5 million, a decrease of $0.3 million from the three months ended June 30, 2005. The decrease in operating income was driven primarily by higher product costs, a $0.6 million increase in amortization related to other intangible assets and an increase in selling, general and administrative expenses related to the acquisition of MIM US.

Yard and Shop Expenses

Yard and shop expenses were $1.3 million, or 1.3% of sales for the three months ended June 30, 2006, and $1.2 million, or 1.7% of sales, for the three months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 increased $0.7 million, or 10.3%, compared to the three months ended June 30, 2005. This increase in selling, general and administrative expenses was primarily driven by increases in employee and facility costs related to the acquisitions of Western Flow and MIM US. Selling, general and administrative expenses as a percentage of sales were 7.7% and 9.2% for the three months ended June 30, 2006 and 2005, respectively.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2006 and the three months ended June 30, 2005, were $1.5 million and $0.6 million, respectively. The increase reflects the amortization of customer relationships acquired in the acquisition of the Company on February 1, 2005; all customer amortization expense for 2005 was recorded in the fourth quarter 2005 when the Company completed its purchase accounting valuation procedures.

Other income (expense)

Other income (expense) for the three months ended June 30, 2006 of ($0.3 million) includes ($0.2 million) related to recognized losses on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2006 increased $0.8 million, or 27.0%, to $3.8 million from $3.0 million for the three months ended June 30, 2005. The increase in interest expense was the result of the issuance of $31 million of Notes in December 2005. Interest expense for the three months ended June 30, 2006 includes $0.4 million of deferred financing costs amortization compared to $0.3 million of deferred financing costs for the three months ended June 30, 2005.

Income Tax Expense

Income tax expense was $1.6 million for the three months ended June 30, 2006 compared to income tax expense of $1.7 million for the three months ended June 30, 2005. The effective tax rate was approximately 39% for the three months ended June 30, 2006, compared to approximately 35% for the three months ended June 30, 2005. The increase is due primarily to an increase in state income taxes and the impact of tax losses for one of our entities for which a state income tax benefit is not being recognized.

Preferred Stock Dividends and Related Charges

Preferred stock dividends and related charges were $0.5 million for the three months ended June 30, 2006 and $0.5 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Combined Six Months Ended June 30, 2005

Sales

Reporting Segment	Six Months Ended June 30, 2006 Sales	Non-GAAP Combined Six Months Ended June 30, 2005 Sales	% Increase
	(dollars in thousands)
Alloy Products	$49,200	$37,174	32.4%
Carbon Products	138,665	102,059	35.9%

Total	$187,865	$139,233	34.9%

Overall. For the six months ended June 30, 2006, our consolidated sales increased $48.6 million, or 34.9%, to $187.9 million compared to the combined six months ended June 30, 2005. This increase in sales was primarily the result of the acquisition of Western Flow and MIM US which contributed $30.7 million in sales, sales price increases for alloy and carbon steel products, particularly stainless steel pipe, and steady demand for oil, natural gas and refined products which drive capital expenditures and maintenance projects for the products that we supply.

Sales order backlog increased from $88.6 million at December 31, 2005 to $97.1 million at June 30, 2006. Because of increased new project and expansion spending by the energy infrastructure market and as a result of the acquisition of MIM US in late 2005, our backlog has expanded to include sales orders which typically have a longer term from the date of sales order to shipment, as opposed to maintenance and repair orders which tend to ship quickly. As a result, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the six months ended June 30, 2006, alloy product sales increased $12.0 million, or 32.4%, to $49.2 million compared to the combined six months ended June 30, 2005. This increase was the result of the Western Flow acquisition which contributed $6.5 million in sales driven by energy infrastructure projects in Canada, and sales price increases, particularly stainless steel pipe. Alloy products sales order backlog increased from $21.8 million at December 31, 2005 to $30.3 million at June 30, 2006 as a result of increased sales order activity in both our Canadian and domestic operations.

Carbon Products. For the six months ended June 30, 2006, carbon product sales increased $36.6 million, or 35.9%, to $138.7 million compared to the combined six months ended June 30, 2005. This increase was driven by $24.2 million in sales contributed by the MIM US acquisition, an increase in sales volume of pipe and fittings to the gas transmission market, and sales price increases for our carbon products. Carbon products sales order backlog remained consistent at $66.8 million at December 31, 2005 and June 30, 2006.

Cost of Sales (Exclusive of Depreciation and Amortization)

Reporting Segment	Six Months Ended June 30, 2006 Cost of Sales	Non-GAAP Combined Six Months Ended June 30, 2005 Cost of Sales	% Increase (Decrease)
	(dollars in thousands)
Alloy Products	$34,953	$25,149	39.0%
Carbon Products	117,009	82,631	41.6%

Total	$151,962	$107,780	41.0%

Reporting Segment	Six Months Ended June 30, 2006 Cost of Sales as a Percentage of Sales	Non-GAAP Combined Six Months Ended June 30, 2005 Cost of Sales as a Percentage of Sales
Alloy Products	71.0%	67.7%
Carbon Products	84.4%	81.0%
Total	80.9%	77.4%

Overall. Our consolidated cost of sales for the six months ended June 30, 2006 was $152.0 million, an increase of approximately $44.2 million, or 41.0%, from the combined six months ended June 30, 2005. The increase was the result of increased sales from the Western Flow and MIM US acquisitions, and higher product costs. Our cost of sales as a percentage of sales for the six months ended June 30, 2006 increased to 80.9% compared to 77.4% for the combined six months ended June 30, 2005. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2006 is due primarily to increased product costs for our alloy and carbon products, to increased freight costs and to the increased shipment of products to new project and expansion orders which tend to be more competitively priced.

In addition, cost of sales and cost of sales as a percentage of sales for the six months ended June 30, 2006 were negatively impacted by $0.2 million related to a purchase price allocation adjustment that increased the value of our alloy inventory as of February 1, 2005. As of June 30, 2006, the remaining purchase price adjustment included in inventory on the balance sheet was not material.

Alloy Products. Cost of sales for our alloy products for the six months ended June 30, 2006 increased $9.8 million, or 39.0%, to $35.0 million compared to the combined six months ended June 30, 2005; cost of sales as a percentage of sales increased to 71.0% for the six months ended June 30, 2006 compared to 67.7% for the combined six months ended June 30, 2005. The increase in cost of sales is attributable to an increase in alloy product sales volumes as a result of the Western Flow acquisition and to increased product costs when compared to the same period in 2005. The increase in cost of sales as a percentage of sales for the six months ended June 30, 2006 is due primarily to higher product costs compared to the same period in 2005 and due to narrower margins on large energy infrastructure projects in the second quarter 2006.

Carbon Products. Cost of sales for our carbon products for the six months ended June 30, 2006 increased $34.4 million, or 41.6%, to $117.0 million compared to the combined six months ended June 30, 2005. Cost of sales as a percentage of sales increased to 84.4% for the six months ended June 30, 2006 compared to 81.0% for the combined six months ended June 30, 2005. The increase in cost of sales for the six months ended June 30, 2006 is due primarily to the acquisition of MIM US, increased sales volumes, and higher product costs. The increase in cost of sales as a percentage of sales is due primarily to higher product costs compared to the same period for 2005, and narrower margins on several large customer projects.

Operating Income (Loss)

Reporting Segment	Six Months Ended June 30, 2006 Operating Income (Loss)	Non-GAAP Combined Six Months Ended June 30, 2005 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$7,628	$6,668
Carbon Products	12,752	12,526
General Corporate	(4,755)	(16,427)

Total	$15,625	$2,767

Overall. Our consolidated operating income for the six months ended June 30, 2006 increased $12.9 million to operating income of $15.6 million for the combined six months ended June 30, 2006. The increase in consolidated operating income was primarily the result of increased operating income from the acquisitions of Western Flow and MIM US and approximately $12.0 million in Buy-out Transaction related expenses incurred in the combined six months ended June 30, 2005 which did not occur in the same period in 2006, partially offset by increased amortization expense of other intangible assets of $1.7 million, and by an increase in general corporate selling, general and administrative expenses related to the acquisition of Western Flow and MIM US.

Alloy Products. Our alloy products operating income for the six months ended June 30, 2006 was $7.6 million, a $1.0 million increase from the combined six months ended June 30, 2005. The increase was primarily the result of increased sales volumes, margin increases related to sales driven by the Western Flow acquisition, partially offset by a $0.5 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of Western Flow.

Carbon Products. Our carbon products operating income for the six months ended June 30, 2006 was $12.8 million, an increase of $0.2 million from the combined six months ended June 30, 2005. The increase in operating income was driven primarily by the acquisition of MIM US, and was partially offset by a $1.2 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of MIM US.

Yard and Shop Expenses

Yard and shop expenses were $2.6 million, or 1.4% of sales for the six months ended June 30, 2006, and $2.4 million, or 1.7% of sales, for the combined six months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2006 decreased $10.3 million, or 41.2%, compared to the combined six months ended June 30, 2005. The decrease is primarily attributable to $12.0 million in Buy-out Transaction related expenses incurred during the combined six months ended June 30, 2005 which did not occur in the same period in 2006. The decrease in selling, general and administrative expenses was partially offset by increases in employee and facility costs related to the acquisition of Western Flow and MIM US.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2006 and the combined six months ended June 30, 2005, were $3.0 million and $1.3 million, respectively. The increase reflects the amortization of customer relationships acquired in the acquisition of the Company on February 1, 2005; all customer amortization expense for 2005 was recorded in the fourth quarter 2005 when the Company completed its purchase accounting valuation procedures.

Other income (expense)

Other income (expense) for the six months ended June 30, 2006 of $0.2 million includes $0.2 million related to recognized gains on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2006 increased $2.3 million, or 43.1%, to $7.6 million from $5.3 million for the combined six months ended June 30, 2005. The increase in interest expense was the result of the issuance of an additional $31 million of Notes in 2006 which were not outstanding in the same period in 2005, and outstanding borrowings under our revolving line of credit during the second quarter 2005, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Interest expense for the six months ended June 30, 2006 includes $0.8 million of deferred financing costs amortization compared to $0.5 million of deferred financing costs for the combined six months ended June 30, 2005.

Income Tax Expense

Income tax expense was $3.4 million for the six months ended June 30, 2006 compared to income tax expense of $0.8 million for the combined six months ended June 30, 2005. The effective tax rate was approximately 41% for the six months ended June 30, 2006, and was approximately 33% for the combined six months ended June 30, 2005; the increase is primarily the result of an increase in our state income taxes, and the impact of tax losses for one of our entities for which a state income tax benefit is not being recognized.

Preferred Stock Dividends and Related Charges

Preferred stock dividends and related charges were comparable with $0.9 million for the six months ended June 30, 2006 and $1.0 million for the combined six months ended June 30, 2005.

Liquidity and Capital Resources

Six Months Ended June 30, 2006 Compared to Combined Six Months Ended June 30, 2005

Operating Activities. Net cash outflows from operating activities were $18.0 million for the six months ended June 30, 2006 and $10.1 million for the combined six months ended June 30, 2005. The $7.9 million increase in net cash outflows from operating activities is primarily the result of increased working capital requirements as a result of sales increases and higher product costs.

Investing Activities. Net cash outflows from investing activities were $1.5 million for the six months ended June 30, 2006 compared with net cash outflows from investing activities of $121.6 million for the combined six months ended June 30, 2005. The reduction in cash outflows is the result of no acquisitions during the six months ended June 30, 2006 compared to the acquisition of Edgen Corporation for a cash purchase price of approximately $121.0 million during the combined six months ended June 30, 2005. Capital expenditures increased to $1.1 million for the six months ended June 30, 2006 compared to $0.6 million for the same period in 2005 in support of increased facilities and equipment related to our Canadian operations, and corporate expenditures related to information technology infrastructure.

Financing Activities. Net cash inflows from financing activities were $4.4 million for the six months ended June 30, 2006 compared with net cash inflows of $134.8 million from financing activities during the combined six months ended June 30, 2005. The decrease in cash inflows from financing activities is due primarily to the issuance of Notes, additional borrowings under our new revolving credit facility and the issuance of common and preferred stock in connection with the Buy-out Transaction for the combined six months ended June 30, 2005.

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

Senior Credit Facility. On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains various affirmative and negative covenants, including limitation on additional indebtedness and liens, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of June 30, 2006, we had $1.8 million in outstanding borrowings under the revolving credit facility. As of December 31, 2005, we had no borrowings outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries’ working capital assets, which is contractually senior to the liens on such assets securing the Notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the Notes.

Future Capital Needs

Our principal source of liquidity is cash flow generated from operations and borrowings under our revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our total debt, excluding any related discount, was $138.1 million and $136.4 million at June 30, 2006 and December 31, 2005, respectively.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months and the foreseeable future. Additionally, we continue to evaluate appropriate growth strategies for the Company including possible acquisition opportunities. These growth strategies may require us to use cash on hand, make additional borrowings under our revolving credit facility, or enter into other financing arrangements in order to support these growth strategies. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. There have been no material changes outside the ordinary course of our business in the specified contractual obligations from December 31, 2005 to June 30, 2006.

Financial Instruments

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of June 30, 2006, we had six contracts related to purchases of inventory, that mature in varying increments through May 2007 to purchase an aggregate notional amount of $12.1 million of foreign currency. We also had five contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $5.7 million of foreign currency.

As of June 30, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as a liability on the consolidated balance sheet. For the three and six months ended June 30, 2006, we recognized a loss of $0.2 million and a gain of $0.2 million, respectively, in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not enter into foreign currency forward exchange contracts for the three months ended June 30, 2005 and the combined six months ended June 30, 2005.

As of December 31, 2005, we had 13 contracts related to purchases of inventory, that mature in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had three contracts related to the sale of inventory that mature in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. As of December 31, 2005, the fair value of these foreign currency forward exchange contracts of $0.4 million was recorded as a liability on the consolidated balance sheet. For the combined twelve months ended December 31, 2005, we recognized ($0.4 million) in losses on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of June 30, 2006.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted during the first quarter of 2007, and it is not expected to have a material impact on the Company’s consolidated financial statements.

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas rigs and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in more mild southern climates moderate our seasonality. In addition, our sales to maintenance repair and operations distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. A discussion of important factors that could cause our actual results of operations or financial condition to differ from expectations has been set forth in our amended Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 23, 2006. Some of the factors are also discussed elsewhere in this Form 10-Q and have been, or may be, discussed from time to time in our SEC filings. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

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

Interest Rate Risk. At June 30, 2006, we had $1.8 million in variable rate borrowings under our revolving credit facility. A 100 basis point increase in interest rates, applied to our borrowings at June 30, 2006, would have increased our annual interest expense by less than $0.1 million.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. However, in our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of June 30, 2006, we had six contracts related to purchases of inventory, that mature in varying increments through May 2007 to purchase an aggregate notional amount of $12.1 million of foreign currency. We also had five contracts related to the sale of inventory, that mature in varying increments through August 2006, to receive an aggregate notional amount of $5.7 million of foreign currency.

As of June 30, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as a liability on the consolidated balance sheet. For the three and six months ended June 30, 2006, we recognized a loss of $0.2 million and a gain of $0.2 million, respectively, in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not enter into foreign currency forward exchange contracts for the three months ended June 30, 2005 and the combined six months ended June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, as of the end of the period ended June 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to various claims and legal proceedings related to our business. We do not believe that the resolution of any such threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s amended Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on June 23, 2006, which could materially affect the Company’s business, financial condition or future operating results. The risks described in the Company’s amended Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or future operating results.

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

EDGEN CORPORATION

Date: August 14, 2006	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

†	Filed herewith.