Form 10-Q
period 2006-09-30
Edgen Corp
filed 2006-11-20
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 2,681,564 shares of Common Stock outstanding as of November 20, 2006.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, the three months ended September 30, 2005, the period February 1, 2005 to September 30, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	4
	Condensed Consolidated Statement of Shareholder’s Equity for the nine months ended September 30, 2006 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, the period February 1, 2005 to September 30, 2005, and the period January 1, 2005 to January 31, 2005 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		37

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,393,317	$18,013,533
Accounts receivable—net of allowance for doubtful accounts of $941,482 and $128,573, respectively	54,880,800	41,862,061
Accounts receivable—affiliated	451,200	19,483
Inventory	106,877,545	81,003,469
Income tax receivable	177,451	21,551
Prepaid expenses and other current assets	2,649,198	1,112,337
Deferred tax asset	1,987,779	1,670,166

Total current assets	169,417,290	143,702,600
PROPERTY, PLANT AND EQUIPMENT — net	10,747,434	11,258,703
GOODWILL	32,792,185	37,126,769
OTHER INTANGIBLES	26,775,145	23,424,188
OTHER ASSETS	143,440	177,581
DEFERRED FINANCING COSTS	7,429,274	8,345,417

TOTAL	$247,304,768	$224,035,258

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$3,452,478	$488,748
Accounts payable	50,951,909	41,213,411
Accounts payable—affiliated	117,922	218,094
Accrued expenses and other current liabilities	9,176,691	9,382,103
Accrued interest payable	2,306,080	5,600,278
Current portion of long-term debt	151,886	160,984

Total current liabilities	66,156,966	57,063,618
DEFERRED TAX LIABILITY	4,767,845	2,775,879
LONG-TERM DEBT	138,991,458	134,807,164

Total liabilities	209,916,269	194,646,661
Redeemable preferred stock—Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated, 21,600 shares issued and outstanding as of December 31, 2005	—	23,303,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY:
Common stock—$.01 par value, 5,000,000 shares authorized; 2,681,564 shares issued and outstanding as of September 30, 2006 and December 31, 2005	26,816	26,816
Paid-in capital	27,769,198	2,654,749
Accumulated comprehensive income	175,209	77,971
Retained earnings	9,417,276	3,325,661

Total shareholder’s equity	37,388,499	6,085,197

TOTAL	$247,304,768	$224,035,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005
SALES	$105,593,972	$75,711,770	$293,459,350	$196,000,053	$18,944,787
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization, shown separately below)	84,297,401	61,765,558	236,259,186	155,392,433	14,153,065
Selling, general, and administrative expense	10,246,354	7,546,049	27,520,967	20,580,964	14,364,259
Depreciation and amortization expense	3,081,022	602,620	6,084,541	1,689,270	200,644

Total operating expenses	97,624,777	69,914,227	269,864,694	177,662,667	28,717,968
OPERATING INCOME (LOSS)	7,969,195	5,797,543	23,594,656	18,337,386	(9,773,181)
OTHER INCOME (EXPENSE):
Other income (expense)	187,917	69,634	373,173	144,154	(49,886)
Interest expense, net	(3,958,268)	(3,164,459)	(11,532,116)	(8,122,868)	(333,288)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	4,198,844	2,702,718	12,435,713	10,358,672	(10,156,355)
INCOME TAX EXPENSE (BENEFIT)	1,593,657	1,062,446	4,951,798	3,810,331	(1,916,508)

NET INCOME (LOSS)	2,605,187	1,640,272	7,483,915	6,548,341	(8,239,847)
PREFERRED DIVIDEND REQUIREMENT	(469,200)	(469,200)	(1,392,300)	(1,234,200)	(189,949)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$2,135,987	$1,171,072	$6,091,615	$5,314,141	$(8,429,796)

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance—December 31, 2005	$26,816	$2,654,749	$77,971	$3,325,661	$6,085,197
Net income	—	—	—	7,483,915	7,483,915
Other comprehensive income:
Foreign translation adjustments, net of tax	—	—	97,238	—	97,238

Comprehensive income	—	—	—	—	7,581,153
Contributed capital by Edgen/Murray, L.P:.
Redeemable preferred stock	—	24,695,700	—	—	24,695,700
Stock-based compensation	—	418,749	—	—	418,749
Preferred dividend requirement	—	—	—	(1,392,300)	(1,392,300)

Balance—September 30, 2006	$26,816	$27,769,198	$175,209	$9,417,276	$37,388,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(20,607,255)	$(17,859,075)	$4,248,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation, net of cash acquired	—	(121,137,705)	—
Purchase of Western Flow Products, Inc. – purchase price and additional contingent purchase price	(451,469)	(1,746,201)	—
Purchase of property, plant and equipment	(1,238,750)	(1,073,210)	(4,079)
Proceeds from the sale of capital assets	36,145	—	3,000

Net cash used in investing activities	(1,654,074)	(123,957,116)	(1,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(162,657)	(28,945)	(232,072)
Proceeds from issuance of long-term debt	—	105,000,000	—
Proceeds from debt issuance—net of payments under revolving credit agreement	4,164,059	13,981,857	116,438
Deferred financing costs	(335,538)	(7,287,897)	—
Issuance of common stock	—	2,400,000	—
Issuance of preferred stock	—	21,600,000	—
Increase (decrease) in managed cash overdraft	2,963,730	6,898,464	(1,361,404)

Net cash provided by (used in) financing activities	6,629,594	142,563,479	(1,477,038)
Effect of foreign currency exchange rate on cash	11,519	5,274	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,620,216)	752,562	2,770,708
CASH AND CASH EQUIVALENTS (Beginning of period)	18,013,533	—	134,299

CASH AND CASH EQUIVALENTS (End of period)	$2,393,317	$752,562	$2,905,007

Cash paid for income taxes	$7,678,086	$195,525	$114

Cash paid for interest	$6,860,388	$5,568,366	$1,314,743

NON-CASH FINANCING ACTIVITIES-
Contribution of redeemable preferred stock	$24,695,700	$—	$—

Contribution of stock-based compensation related to Edgen/Murray, L.P. restricted common units	$418,749	$—	$—

Issuance of Edgen restricted common stock	$—	$281,565	$—

Dividend on redeemable preferred stock	$1,392,000	$1,234,200	$189,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDGEN CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Edgen Corporation (“Edgen” or the “Company”), a Nevada corporation, was formed on November 30, 2000. Through its wholly owned subsidiaries, Edgen Alloy Products Group, L.L.C. (“Edgen Alloy”), Edgen Carbon Products Group, L.L.C. (“Edgen Carbon”), Murray International Metals, Inc. (“MIM US”) and Edgen Canada Inc. (“Edgen Canada”), Edgen distributes and sells specialty carbon and alloy pipe and components, and high grade structural products including plates, sections and tubulars to the energy infrastructure market. The Company has no assets or operations independent of its wholly owned subsidiaries. In July 2005, the Company acquired Western Flow Products, Inc. (“Western Flow”), which was subsequently merged with Edgen Canada, and in December 2005, the Company acquired MIM US (see note 2), which merged with Edgen Carbon Products Group, L.L.C. during the third quarter 2006.

On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners (“JCP”) and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011 (“Notes”) and from an equity investment from funds managed by JCP and certain members of Edgen management. Concurrently with the purchase, Edgen entered into a new $20.0 million senior secured revolving credit facility.

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

Edgen Murray Plc, a newly incorporated public limited company incorporated under the laws of England and Wales, is anticipated to become the successor to Edgen/Murray, L.P., in connection with the proposed initial public offering of Edgen Murray Plc. On November 13, 2006, Edgen Murray Plc filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register the equity securities it expects to offer to the public. Such registration statement has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report does not constitute an offer of any securities for sale or the solicitation of an offer to buy any securities.

Basis of Presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The consolidated financial statements include the accounts of Edgen and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Our foreign subsidiary, Edgen Canada, maintains its accounting records in its local currency, the Canadian dollar (“CAD”). All of the assets and liabilities of this subsidiary (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholder’s equity, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. (“SFAS No.”) 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign transaction gains or losses are charged to income in the period the transactions are settled.

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

Interim Financial Information—Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2005 included in the Company’s amended Annual Report on Form 10-K/A as filed with the SEC on June 23, 2006.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of accounts receivable and inventory, the recoverability of goodwill and other intangible assets, and deferred tax assets in establishing a valuation allowance, if any. Actual results could differ from those estimates. If actual amounts are ultimately different from these estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. Actual results could differ from our estimates. Refer to our amended Annual Report on Form 10-K/A as filed with the SEC on June 23, 2006 for a discussion of our accounting policies and estimates.

New Accounting Standards— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the company’s consolidated financial statements upon adoption.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have any impact on the Company’s reported results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted during the first quarter of 2007, and it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a single authoritative definition of fair value, set out a frame-work for measuring fair value, and required additional disclosures about fair-value measurements. SFAS 157 applied to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material effect on its results of operations or financial position.

2. ACQUISITIONS

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

MIM US, a leading supplier of high yield and special grade structural steel to oil and gas projects being engineered and managed by leading operators, engineering houses and offshore fabricators in the oil and gas industry primarily in North and South America (the “Americas”), offering a complete range of high yield steel plate, sections, and tubulars, merged into Edgen Carbon Products Group, L.L.C. during the third quarter 2006.

During the third quarter 2006, the Company finalized its purchase price allocation related to the MIM US acquisition. As of September 30, 2006, the purchase price allocation included the identification of other intangible assets, including customer relationships, tradenames, and backlog for which amortization related to these other intangibles was recorded during the three and nine months ended September 30, 2006. The purchase price allocation as of September 30, 2006 includes the following:

Accounts receivable	$5,180,054
Inventory	7,413,860
Other current assets	1,319
Property, plant and equipment	77,469
Goodwill	9,523,200
Customer relationships, tradenames, and backlog	7,659,000
Other assets	33,318
Deferred tax asset	146,290
Accounts payable	(9,689,915)
Accrued expenses and other current liabilities	(1,172,268)
Current portion of long-term debt	(16,806)
Deferred tax liability	(2,959,794)
Note payable due to Murray International Holdings Ltd.	(5,146,630)

Purchase price (net of cash received of $10,847,763)	$11,049,097

The following table reflects the pro forma revenue and net income for the periods presented as though the Buy-out transaction and the acquisitions of Western Flow and MIM US had taken place on January 1, 2005:

	(Unaudited)
	Successor	Predecessor
	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005
Revenue	$213,699,000	$24,403,000
Net income (loss)	7,733,000	(8,162,000)

3. GOODWILL AND OTHER INTANGIBLES

The following table reflects goodwill and changes to goodwill by reportable segment as follows:

	Edgen Alloy	Edgen Carbon	Consolidated
Balance at December 31, 2005	$5,034,942	$32,091,827	$37,126,769
Purchase price adjustments:
Acquisition of Western Flow Products, Inc.	451,469	—	451,469
Acquisition of Murray International Metals, Inc.	—	(4,839,447)	(4,839,447)
Foreign currency translation adjustment	53,394	—	53,394

Balance at September 30, 2006	$5,539,805	$27,252,380	$32,792,185

As a result of finalizing the purchase price allocation related to the MIM US acquisition during the third quarter 2006, goodwill was reduced by $4.8 million, and customer relationships, tradenames, and backlog were increased by $7.6 million, and deferred tax liability was increased by $3 million. Additionally, amortization of these intangible assets was recorded in the third quarter 2006 in the amount of $1.7 million, which included the full amortization of backlog.

Intangible assets as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Customer relationships	$22,671,397	$21,014,440
Tradenames	4,090,000	2,396,000
Trademarks	13,748	13,748

	$26,775,145	$23,424,188

Amortization expense was $2,579,830 and $4,307,044 for the three and nine months ended September 30, 2006, respectively. Amortization expense was $4,999, $34,167 and $10,832 for the three months ended September 30, 2005, the period February 1, 2005 to September, 30, 2005, and the period January 1, 2005 to January 31, 2005, respectively. Accumulated amortization of intangible assets at September 30, 2006 and December 31, 2005 was $7,473,604 and $3,416,560, respectively. Scheduled annual amortization expense for each of the next five years is approximately $4.1 million.

4. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
9 7/8% Senior Secured Notes due 2011, net of discount of $1,227,523 and $1,386,086 at September 30, 2006 and December 31, 2005, respectively	$134,772,477	$134,613,914
Revolving credit facility at September 30, 2006 and December 31, 2005, respectively	4,164,059	—
Note payable to sellers of Western Flow Products, Inc. (CAD 300,000), interest accrues at 6%, due in July 2007	134,626	257,290
Various capital leases to a corporation; monthly payments range from $356 to $1,388; at an interest rate of 7.5% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	72,182	96,944

Total	139,143,344	134,968,148
Less current portion	(151,886)	(160,984)

Long-term debt	$138,991,458	$134,807,164

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

All of the Company’s domestic subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis. Edgen/Murray, L.P. does not, and Edgen Murray Plc is not expected to, guarantee the Notes. The Notes and the related guarantees are secured by a lien on substantially all of the Company’s assets and the assets of our existing and future domestic restricted subsidiaries (other than certain excluded assets such as our existing and future subsidiaries’ leasehold interests and the capital stock of our existing and future subsidiaries), subject to certain permitted liens and other limitations. Under an intercreditor agreement, the security interest in those assets consisting of inventory, accounts receivable, lockboxes, deposit accounts, securities accounts and financial assets credited thereto, and certain related assets that secure the Notes and the related guarantees, are subordinated to a lien thereon that secures our revolving credit facility. As a result of such lien subordination, the Notes are effectively subordinated to our revolving credit facility to the extent of the value of such assets.

There are no significant restrictions on the Company’s ability and the ability of the subsidiary guarantors to obtain funds from the Company’s and the subsidiary guarantors’ respective subsidiaries by dividend or loan.

Revolving Credit Facility

In connection with the Buy-out Transaction, Edgen entered into a new $20 million senior secured revolving credit facility (the “Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC CF”), replacing its $55.5 million revolving credit agreement. The Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF (8.25% and 7.25% at September 30, 2006 and December 31, 2005, respectively), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (7.32% and 6.16% at September 30, 2006 and December 31, 2005, respectively). The Company must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. As of September 30, 2006, the Company had $4,164,059 in borrowings under the Credit Agreement. As of December 31, 2005, there were no borrowings under the Credit Agreement.

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

5. REDEEMABLE PREFERRED STOCK

For the period January 1, 2005 to January 31, 2005, the Predecessor Company had $189,949 in accrued dividends related to its mandatorily redeemable preferred stock which was cancelled on February 1, 2005 in connection with the Buy-out Transaction. On February 1, 2005, the Company issued Series A 8 1/2% Cumulative Compounding Preferred Stock, $0.01 par value (“Series A Preferred Stock”), in connection with the Buy-out Transaction. The holders of Series A Preferred Stock are entitled to receive annual dividends when, as and if, declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 8.5%, compounding annually, and are payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events, including a public offering, the sale of substantially all the assets of the Company or a change in control, and the approval of the board of directors, which is controlled by JCP, the Series A Preferred Stock can be redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends. For the three and nine months ended September 30, 2006 and the three months ended September 30, 2005 and the period February 1, 2005 to September 30, 2005, the Company accrued dividends of $469,200, $1,392,300 and $469,200 and $1,234,200, respectively on the shares of outstanding Series A Preferred Stock. As of September 30, 2006, all of the outstanding shares of the Series A Preferred Stock are held by Edgen/Murray, L.P., which is controlled by JCP.

The Notes indenture restricts the payment of dividends to preferred stock holders as well as the redemption of the Series A Preferred Stock, subject to an incurrence test based on a consolidated net income threshold, and subject to available amounts as defined by the indenture.

On September 29, 2006, Edgen/Murray, L.P., contributed all of the outstanding shares of Series A Preferred Stock to Paid-in capital, included in the statement of shareholders’ equity (deficit). As a result, the redeemable preferred stock line item was reduced to zero and a corresponding increase in Paid-in capital was made within shareholder’s equity.

6. SHAREHOLDER’S EQUITY

Common Stock— The Company has a single class of common stock, $0.01 par value, which is entitled to vote. As of September 30, 2006 and December 31, 2005, all outstanding common shares were held by Edgen/Murray, L.P.

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

During 2006 and 2005, Edgen/Murray, L.P. granted approximately 56,155 and 10,000 shares of non-vested common units, respectively, with vesting terms ranging from one to five years, of which all were outstanding at September 30, 2006. During the three and nine months ended September 30, 2006, there were no forfeitures. The estimated weighted average grant date fair value of the non-vested common units as of September 30, 2006 was $6.04. The fair value price of the awards is a calculated value based on the grant date of each of the respective grants using a combination of a share-based pricing model and financial metrics from recent transactions of companies with similar characteristics of Edgen/Murray, L.P. As of September 30, 2006, there was $1,120,990 of total unrecognized compensation cost at Edgen/Murray, L.P. related to these non-vested common units to be recognized through August 2010.

Stock-based compensation expense related to the granting of the Edgen/Murray, L.P. non-vested common units to Edgen employees is allocated to Edgen and expensed within its condensed consolidated statement of operations. For the three and nine months ended September 30, 2006, the condensed consolidated statement of operations reflects $184,101 and $406,053, respectively, of stock-based compensation expense related to Edgen/Murray, L.P. non-vested common units issued since December 16, 2005. For the three months ended September 30, 2005 and the period February 1, 2005 to September 30, 2005, the condensed consolidated statement of operations reflects $7,040 and $18,772, respectively, of stock-based compensation expense related to the outstanding restricted stock shares which were exchanged on December 15, 2005.

7. SEGMENT INFORMATION

Edgen markets and distributes specialty pipe and components made of highly engineered prime carbon and alloy steel and high grade structural steel products including plates, sections and tubulars to the energy infrastructure market. Edgen distributes its products in North America and South America, referred to as “the Americas,” primarily to companies operating within the oil and gas production and transmission, the process/petrochemical and the power generation industries. Edgen manages its operations into two reportable segments: alloy products and carbon products.

The alloy products segment distributes specialty steel pipe and components for use in environments that are highly corrosive, extremely high or low temperature and/or involve high pressures. These products are sold primarily to the process/petrochemical and power generation industries.

The carbon products segment distributes specialty carbon steel pipe and components primarily for use in high pressure and/or abrasive environments and high grade structural steel products primarily for use in high-pressure environments. The primary industries served are oil and gas production, transmission and distribution, offshore fabrication and mining. The carbon products segment includes the operating results of the MIM US acquisition (see note 2).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Edgen evaluates performance based on profit or losses from operations before income taxes.

The following table presents the financial information for each reportable segment:

	Successor	Successor
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Sales:
Alloy Products	$33,531,387	$20,669,426
Carbon Products	72,062,585	55,042,344

	$105,593,972	$75,711,770

Operating Income (Loss):
Alloy Products	$3,922,877	$2,854,399
Carbon Products	6,437,503	4,775,261
General Corporate	(2,391,185)	(1,832,117)

	$7,969,195	$5,797,543

Capital Expenditures:
Alloy Products	$213,127	$302,997
Carbon Products	26,748	43,471
General Corporate	(31,930)	144,756

	$207,945	$491,224

Depreciation and Amortization:
Alloy Products	$361,053	$57,173
Carbon Products	2,526,368	237,232
General Corporate	193,601	308,215

	$3,081,022	$602,620

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005
Sales:
Alloy Products	$82,731,650	$53,629,843	$4,214,009
Carbon Products	210,727,700	142,370,210	14,730,778

	$293,459,350	$196,000,053	$18,944,787

Operating Income (Loss):
Alloy Products	$11,550,844	$8,563,255	$959,632
Carbon Products	19,189,208	15,270,956	1,980,553
General Corporate	(7,145,396)	(5,496,825)	(12,713,366)

	$23,594,656	$18,337,386	$(9,773,181)

Capital Expenditures:
Alloy Products	$594,226	$544,814	$—
Carbon Products	75,857	201,606	4,079
General Corporate	613,499	326,790	—

	$1,283,582	$1,073,210	$4,079

Depreciation and Amortization:
Alloy Products	$1,071,895	$272,899	$14,935
Carbon Products	4,149,103	648,262	80,338
General Corporate	863,543	768,109	105,371

	$6,084,541	$1,689,270	$200,644

The Company’s sales to external customers and total assets are attributed to the following countries based upon the Company’s selling location:

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005
Sales:
United States	$282,505,926	$195,055,324	$18,944,787
Canada	10,953,424	944,729	—

	$293,459,350	$196,000,053	$18,944,787

	Successor
	As of
	September 30, 2006	December 31, 2005
Total Assets:
United States	$236,900,371	$219,921,568
Canada	10,404,397	4,113,690

	$247,304,768	$224,035,258

8. RELATED PARTY TRANSACTIONS

With the acquisition of MIM US by the Company and the acquisition of MIM UK by Pipe Acquisition Limited, an affiliate of the Company, on December 16, 2005, certain related party transactions commenced. During the three and nine months ended September 30, 2006, the Company allocated $0.2 million and $0.7 million, respectively, of selling, general and administrative expenses to MIM UK related to payroll and related benefits including stock-based compensation, travel and other administrative expenses.

Purchases from MIM UK and its subsidiaries were $114,491 and $1,247,093 for the three and nine months ended September 30, 2006. Sales to MIM UK and its subsidiaries were $92,065 and $462,182 for the three and nine months ended September 30, 2006. As of September 30, 2006 and December 31, 2005, amounts due to MIM UK were $117,922 and $218,094, respectively. As of September 30, 2006 and December 31, 2005, amounts due from MIM UK were $451,200 and $19,483, respectively.

9. UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the issuance of our 9 7/8% Senior Secured Notes due 2011, our domestic subsidiaries issued joint and several guarantees of the Notes. These subsidiaries are referred to as the Guarantor Subsidiaries in the unaudited condensed consolidating financial information which is presented below. Our subsidiary which has not issued guarantees for the Notes (our Canadian foreign subsidiary) is referred to as the Non-Guarantor Subsidiary. Prior to the acquisition of Western Flow on July 15, 2005, the Non-Guarantor Subsidiary was considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC.

The following presents the unaudited condensed consolidating financial information with respect to our financial position as of September 30, 2006 and December 31, 2005, the results of our operations for the three and nine months ended September 30, 2006, the period February 1, 2005 to September 30, 2005, and the period January 1, 2005 to January 31, 2005 and cash flows for the nine months September 30, 2006, the period February 1, 2005 to September 30, 2005, and the period January 1, 2005 to January 31, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,654,920	$158,539,725	$8,766,477	$(543,832)	$169,417,290
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	194,339,050	—	—	(194,339,050)	—
Property, plant and equipment, net	—	10,329,820	417,614	—	10,747,434
Goodwill and other intangibles	—	58,347,025	1,220,305	—	59,567,330
Other assets	7,429,274	143,440	—	—	7,572,714

Total Assets	$243,249,966	$227,360,010	$10,404,396	$(233,709,604)	$247,304,768

Current liabilities	$3,400,930	$61,304,052	$1,968,324	$(516,340)	$66,156,966
Intercompany long-term debt	69,188,914	95,931,218	6,789,010	(171,909,142)	—
Long-term debt and capital leases	134,772,477	4,164,059	54,922	—	138,991,458
Other non-current liabilities	4,756,381	11,464	—	—	4,767,845
Redeemable preferred stock	—	—	—	—	—
Shareholder’s equity	31,131,264	65,949,217	1,592,140	(61,284,122)	37,388,499

Total Liabilities and Shareholder’s Equity	$243,249,966	$227,360,010	$10,404,396	$(233,709,604)	$247,304,768

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	182,301,610	—	—	(182,301,610)	—
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	115,989,362	1,555,744	(171,900,085)	—
Long-term debt and capital leases	134,613,915	—	193,249	—	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,303,400	—	—		23,303,400
Shareholder’s equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities and Shareholder’s Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Three Months Ended September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$101,153,071	$4,440,901	$—	$105,593,972
Operating expenses	(116,167)	93,349,569	4,869,211	(477,836)	97,624,777

Operating income (loss)	116,167	7,803,502	(428,310)	477,836	7,969,195
Interest expense and other income (loss)	(2,398,704)	(1,080,056)	186,245	(477,836)	(3,770,351)
Equity in earnings of subsidiaries	3,698,038	—	—	(3,698,038)	—

Income (loss) before income tax (benefit) expense	1,415,501	6,723,446	(242,065)	(3,698,038)	4,198,844
Income tax (benefit) expense	(1,189,688)	2,848,758	(65,413)	—	1,593,657

Net income (loss)	2,605,189	3,874,688	(176,652)	(3,698,038)	2,605,187
Preferred dividend requirement	(469,200)	—	—	—	(469,200)

Net income applicable to common shareholder	$2,135,989	$3,874,688	$(176,652)	$(3,698,038)	$2,135,987

	Successor
	For the Three Months Ended September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$74,767,041	$944,729	$—	$75,711,770
Operating expenses	7,039	68,939,822	948,715	18,651	69,914,227

Operating income (loss)	(7,039)	5,827,219	(3,986)	(18,651)	5,797,543
Interest expense and other income (loss)	(27,681)	(3,148,092)	62,297	18,651	(3,094,825)
Equity in earnings of subsidiaries	1,723,420	—	—	(1,723,420)	—

Income (loss) before income tax expense	1,688,700	2,679,127	58,311	(1,723,420)	2,702,718
Income tax expense	48,428	991,277	22,741	—	1,062,446

Net income (loss)	1,640,272	1,687,850	35,570	(1,723,420)	1,640,272
Preferred dividend requirement	(469,200)	—	—	—	(469,200)

Net income (loss) applicable to common shareholder	$1,171,072	$1,687,850	$35,570	$(1,723,420)	$1,171,072

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Successor
	For the Nine Months Ended September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$282,505,927	$10,953,423	$—	$293,459,350
Operating expenses	350,894	259,473,058	10,518,578	(477,836)	269,864,694

Operating income (loss)	(350,894)	23,032,869	434,845	477,836	23,594,656
Interest expense and other income (loss)	(7,215,131)	(3,370,869)	(95,107)	(477,836)	(11,158,943)
Equity in earnings of subsidiaries	12,037,440	—	—	(12,037,440)	—

Income (loss) before income tax (benefit) expense	4,471,415	19,662,000	339,738	(12,037,440)	12,435,713
Income tax (benefit) expense	(3,012,500)	7,830,102	134,196	—	4,951,798

Net income (loss)	7,483,915	11,831,898	205,542	(12,037,440)	7,483,915
Preferred dividend requirement	(1,392,300)	—	—	—	(1,392,300)

Net income applicable to common shareholder	$6,091,615	$11,831,898	$205,542	$(12,037,440)	$6,091,615

	Successor
	For the Period February 1, 2005 to September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$195,055,324	$944,729	$—	$196,000,053
Operating expenses	18,828	176,533,376	1,090,268	20,195	177,662,667

Operating income (loss)	(18,828)	18,521,948	(145,539)	(20,195)	18,337,386
Interest expense and other income (loss)	(68,201)	(7,992,901)	62,193	20,195	(7,978,714)
Equity in earnings of subsidiaries	6,582,459	—	—	(6,582,459)	—

Income (loss) before income tax (benefit) expense	6,495,430	10,529,047	(83,346)	(6,582,459)	10,358,672
Income tax (benefit) expense	(52,911)	3,895,747	(32,505)	—	3,810,331

Net income (loss)	6,548,341	6,633,300	(50,841)	(6,582,459)	6,548,341
Preferred dividend requirement	(1,234,200)	—	—	—	(1,234,200)

Net income (loss) applicable to common shareholder	$5,314,141	$6,633,300	$(50,841)	$(6,582,459)	$5,314,141

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Operating expenses	11,998,000	16,697,129	23,503	(664)	28,717,968

Operating income (loss)	(11,998,000)	2,247,658	(23,503)	664	(9,733,181)
Interest expense and other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) before income tax (benefit) expense	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax (benefit) expense	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Net income (loss)	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)
Preferred dividend requirement	(189,949)	—	—	—	(189,949)

Net income (loss) applicable to common shareholder	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Successor
	For the Nine Months Ended September 30, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$11,666,859	$(33,815,952)	$1,541,838	$—	$(20,607,255)
Net cash used in investing activities	—	(1,191,885)	(462,189)	—	(1,654,074)
Net cash provided by (used in) financing activities	—	7,043,473	(413,879)	—	6,629,594
Effects of foreign exchange rate changes on cash	—	—	11,519	—	11,519

Net increase (decrease) in cash and cash equivalents	11,666,859	(27,964,364)	677,289	—	(15,620,216)
Cash and cash equivalents—(Beginning of period)	(11,663,955)	29,517,820	159,668	—	18,013,533

Cash and cash equivalents—(End of period)	$2,904	$1,553,456	$836,957	$—	$2,393,317

	Successor
	For the Period February 1, 2005 to September 30, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash (used in) provided by operating activities	$2,171,803	$(20,045,439)	$14,561	$—	$(17,859,075)
Net cash (used in) provided by investing activities	(122,883,906)	1,019,525	(2,092,835)	—	(123,957,116)
Net cash provided by financing activities	120,712,103	19,383,898	2,467,478	—	142,563,479

Effects of foreign exchange rate changes on cash	—	—	5,274	—	5,274
Net increase in cash and cash equivalents	—	357,984	394,578	—	752,562
Cash and cash equivalents—(Beginning of period)	—	—	—	—	$—

Cash and cash equivalents—(End of period)	$—	$357,984	$394,578	$—	$752,652

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Elimination and Consolidation Entries	Consolidated
Net cash provided by operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash used in financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents—(Beginning of period)	62,476	68,815	3,008	—	$134,299

Cash and cash equivalents—(End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

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

Overview

Background

We are a leading global distributor of specialty steel pipe and components and high grade structural steel products for use in niche applications to the energy infrastructure market, primarily in the oil and gas, processing and power generation industries. The products we distribute are highly specialized and are used in environments that require high performance characteristics, such as the ability to withstand highly corrosive or abrasive materials, extremely high or low temperatures, or high-pressure. These products are principally used in maintenance and repair projects as well as expansions of infrastructure and development projects.

We have two operating segments—our alloy products group and our carbon products group, which are included within the Americas geographical segment of our parent, Edgen/Murray, L.P. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges and high grade structural steel products that are principally used in high-yield, high-tensile applications in the oil and gas, offshore construction and mining industries. As of September 30, 2006, we operate in 17 locations, including 15 in the United States, and two in Canada.

Predecessor and Successor

On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners(“JCP”), entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of 9 7/8% Senior Secured Notes due 2011, which we refer to as the “Notes” as well as an equity investment from funds managed by Jefferies Capital Partners and certain members of management of Edgen Corporation.

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

In evaluating our results of operations and financial performance, our management has used combined results for the three and nine months ended September 30, 2005 as a single measurement period. Due to the Buy-out Transaction, we believe that comparisons between the three and nine months ended September 30, 2006 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to September 30, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows of the Successor for the three and nine months ended September 30, 2006 and of the Predecessor and Successor on a combined basis for the three and nine month periods ended September 30, 2006. This combined presentation for the three and nine months ended September 30, 2005 simply represents a Non-GAAP mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to September 30, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Buy-out Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Principal factors that affect our business

Our business is substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and gas exploration and production, gathering and transmission, and crude oil refining markets and the energy processing and power generation industries. The level of energy-related capital expenditures generally depends on prevailing views of future oil, natural gas, refined products, electric power and petrochemical prices, which are influenced by numerous factors, including but not limited to:

•	changes in US and international economic conditions;

•	demand for oil, natural gas, refined products, petrochemicals and electric power, particularly in the developed OECD markets and rapidly developing markets such as China and India;

•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;

•	actions taken by OPEC;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production, transportation, storage and refining;

•	the availability of offshore drilling rigs for exploration, appraisal and developmental drilling;

•	the availability of infrastructure to efficiently transport natural gas from remote regions to points of consumption;

•	the existence of capacity to process or upgrade heavy and sour grades of crude oil and bitumen;

•	increases in power generation capacity in the US and international markets;

•	weather conditions;

•	environmental or other government regulations; and

•	tax policies.

Fluctuations in the costs of the products we supply are largely driven by changes in the condition of the general economy, changes in product inventories held by our customers, our vendors and other distributors and prevailing steel prices around the world. We have historically managed to successfully defend our profit margins by adjusting the prices we charge our customers to reflect variances in the cost of our products.

Critical Accounting Policies

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

In addition, we believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized on products sales when the customer takes title and assumes risk of loss. Revenue is recorded, net of discounts and sales incentives. We monitor and track the amount of rebates, returns and discounts to customers based on historical experience to estimate the amount of reduction to revenue.

Accounts Receivable

We maintain an allowance for doubtful accounts to reflect our estimate of the uncollectibility of accounts receivable. Concentration of credit risk with respect to accounts receivable is within several industries and is limited because of our broad customer base. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment histories. We monitor customer payments and maintain a provision for estimated uncollectible accounts based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The rate of future credit losses may not be similar to past experience.

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements. We consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. For example, in the third quarter 2006, our financial statements included a $0.7 million write-down of a customer receivable due to factors unrelated to current market factors.

Inventories

We state our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition, based on purchase cost on a weighted average cost basis. We maintain allowances for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements. For example, in 2003, our financial results included a $2.4 million write-down of inventory associated with the collapse of the power generation construction market.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. As of September 30, 2006, the goodwill and other intangible assets with indefinite lives balance was $36.9 million, representing 15.0% of total assets.

We account for goodwill under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS No.”) 142, Goodwill and Other Intangible Assets. Under these rules we test for goodwill and other intangibles with indefinite lives for impairment annually or at any other time when impairment indicators exist. As of January 1, 2006, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value including goodwill. As a result of the test, we believe the goodwill on our balance sheet is not impaired. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We estimate future cash flows at the reporting unit level. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

Long-Lived Assets

We assess the impairment of long-lived assets, including customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. We also estimate the useful lives of other intangible assets based on estimates of the economic benefit expected to be received from the acquired assets which could differ from actual results. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation.

As of September 30, 2006 and December 31, 2005, our long-lived assets were $33.4 million and $32.3 million, representing 13.6% and 14.5% of total assets, respectively. If the useful lives of our customer relationship intangible assets, our largest long-lived asset which is amortized over approximately 7 years, were reduced by one year, operating income and net income would have been reduced by $0.7 million and $0.4 million, respectively, for the nine months ended September 30, 2006.

Share-Based Payments

Prior to January 1, 2006, we issued stock-based compensation in the form of restricted common partnership units to certain members of management and a director. We account for these restricted common units by applying the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which requires us to recognize compensation expense related to these employee stock-based compensation. We account for stock-based compensation grants after January 1, 2006, using the fair value recognition provision of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”).

The fair value of restricted common units granted was estimated by management and/or our controlling shareholder, JCP, using an internal valuation methodology. A market approach was generally used to estimate our enterprise value using estimates of EBITDA multiplied by relevant market multiples, adjusted to take into account particular characteristics of our businesses. We used market multiples of companies that we believed were the most comparable to our businesses.

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

We recorded a valuation allowance in 2002 against a portion of deferred tax assets because management believed that the deferred tax assets related to goodwill impairment would not more than likely be realized in full through future operating results and the reversal of taxable timing differences. Based on operating results for year ended December 31, 2004 and projected operating results for the years ended December 31, 2005 and 2006, management believed this was no longer the case and the valuation allowance was reversed as of December 31, 2004. This resulted in an increase in the deferred tax asset and a related decrease in income tax expense of $7.1 million.

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

Results of Operations

Overview

Our financial results for the three and nine months ended September 30, 2006 were positively impacted by various factors including:

•	sustained historically high oil and gas prices, which have driven increased capital expenditures by the customers we serve, predominantly in the oil and gas production and the natural gas gathering and transmission sector ;

•	increases in the price of and demand for other natural resources, particularly phosphate;

•	increased demand for alternative fuels in North America including ethanol; and

•	increases in sales prices, particularly for our alloy products, because of limited availability of certain products and demand for specialty materials used in the energy infrastructure industry.

The following tables provide our statements of operations, selected segment information including our sales and operating income (loss), and international sales. The segment information is presented as it is reported to management, and is consistent with the segment reporting in Note 7 to our notes to the condensed consolidated financial statements included elsewhere in this document. The period-to-period comparisons of financial results are not necessarily indicative of future results, or results for a full year.

STATEMENT OF OPERATIONS DATA:

	(dollars in thousands)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
SALES	$105,594	$75,712

OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization, as shown separately below)	84,298	61,766
Selling, general, and administrative expense	10,246	7,546
Depreciation and amortization expense	3,081	603

Total operating expenses	97,625	69,915

OPERATING INCOME	7,969	5,797
OTHER INCOME (EXPENSE):
Other income	188	70
Interest expense, net	(3,958)	(3,164)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	4,199	2,703
INCOME TAX EXPENSE	1,594	1,063

NET INCOME	2,605	1,640
PREFERRED DIVIDEND REQUIREMENT	(469)	(469)

NET INCOME APPLICABLE TO COMMON SHAREHOLDER	$2,136	$1,171

Segment Sales
Alloy Products	$33,531	$20,670
Carbon Products	72,063	55,042

Total	$105,594	$75,712

Segment Operating Income (Loss)
Alloy Products	$3,922	$2,854
Carbon Products	6,438	4,775
General Corporate	(2,391)	(1,832)

Total	$7,969	$5,797

Segment Operating Income as a Percentage of Segment Sales
Alloy Products	11.7%	13.8%
Carbon Products	8.9%	8.7%
Total	7.5%	7.7%

International Sales	$16,822	$11,123

International Sales as a Percentage of Total Sales	15.9%	14.7%

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005
SALES	$293,459	$196,000	$18,945	$214,945

OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization, as shown separately below)	236,259	155,392	14,153	169,545
Selling, general, and administrative expense	27,521	20,581	14,364	34,945
Depreciation and amortization expense	6,084	1,689	201	1,890

Total operating expenses	269,864	177,662	28,718	206,380
OPERATING INCOME (LOSS)	23,595	18,338	(9,773)	8,565
OTHER INCOME (EXPENSE):
Other income (expense)	373	143	(50)	93
Interest expense, net	(11,532)	(8,123)	(333)	(8,456)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	12,436	10,358	(10,156)	202
INCOME TAX EXPENSE (BENEFIT)	4,952	3,810	(1,916)	1,894

NET INCOME (LOSS)	7,484	6,548	(8,240)	(1,692)
PREFERRED DIVIDEND REQUIREMENT	(1,392)	(1,234)	(190)	(1,424)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDER	$6,092	$5,314	$(8,430)	$(3,116)

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005
Segment Sales
Alloy Products	$82,731	$53,630	$4,214	$57,844
Carbon Products	210,728	142,370	14,731	157,101

Total	$293,459	$196,000	$18,945	$214,945

Segment Operating Income (Loss)
Alloy Products	$11,551	$8,563	$960	$9,523
Carbon Products	19,189	15,271	1,981	17,252
General Corporate	(7,145)	(5,496)	(12,714)	(18,210)

Total	$23,595	$18,338	$(9,773)	$8,565

Segment Operating Income(Loss) as a Percentage of Segment Sales
Alloy Products	14.0%	16.0%	22.8%	16.5%
Carbon Products	9.1%	10.7%	13.4%	11.0%
Total	8.0%	9.4%	(51.6)%	4.0%

International Sales	$48,017	$25,946	$2,253	$28,199

International Sales as a Percentage of Total Sales	16.4%	13.3%	11.9%	13.1%

Net cash (used in) provided by:
Cash flows - operating activities	$(20,607)	$(17,859)	$4,249	$(13,610)
Cash flows - investing activities	(1,654)	(123,957)	(1)	(123,958)
Cash flows - financing activities	6,630	142,563	(1,477)	141,086

Revenue Sources

We generate substantially all of our revenues, net of returns and allowances, from the sale of our products to third parties. Additionally, sales are reduced by sales discounts and incentives provided to our customers. We recognize revenue on products sales when the customer takes title and assumes risk of loss.

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization), selling, general and administrative expenses, depreciation and amortization, and interest expense.

Our most significant cost is cost of sales (exclusive of depreciation and amortization) which includes the cost of the products we distribute, freight in and freight out and services provided by third parties to prepare the product for sale. Our product costs are reduced by vendor discounts and purchase incentives. We buy and pay for most of our products on standard commercial terms (e.g., payment typically due within 30 to 60 days).

Selling, general and administrative expenses include sales and administrative employee compensation and benefit costs, as well as travel expenses for sales representatives, information technology infrastructure and communication costs, office rent and supplies, professional services, and other general corporate expenses. Selling, general and administrative expenses also include costs for warehouse personnel and benefits, supplies, equipment maintenance and rental and contract storage and distribution expenses.

Depreciation and amortization consists of amortization of acquired other intangible assets, including customer relationships and backlog, and the depreciation of property, plant and equipment including leasehold improvement, capitalized leases, and picking and lifting equipment.

Interest expense includes interest incurred on our indebtedness and amortization of deferred financing costs associated with such indebtedness.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales

Reporting Segment	Three Months Ended September 30, 2006 Sales	Three Months Ended September 30, 2005 Sales	% Increase
	(dollars in thousands)
Alloy Products	$33,531	$20,670	62.2%
Carbon Products	72,063	55,042	30.9%

Total	$105,594	$75,712	39.5%

Overall. For the three months ended September 30, 2006, our consolidated sales increased $29.9 million, or 39.5%, to $105.6 million compared to the three months ended September 30, 2005. This increase in sales was primarily the result of continued growth in demand for the products we supply for use in capital expenditures and maintenance projects related to oil and gas production, natural gas gathering and transmission, ethanol production and phosphate mining, and increases in sales prices, particularly for our alloy products, due to limited vendor availability which is driven by demand for specialty materials used in the energy infrastructure industry.

Sales order backlog increased from $97.1 million at June 30, 2006 to $109.9 million at September 30, 2006. Because of increased new project and expansion spending by the energy infrastructure market and as a result of the acquisition of MIM US in late 2005, our backlog has expanded to include sales orders which typically have a longer term from the date of sales order to shipment, as opposed to maintenance and repair orders which tend to ship quickly. As a result, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the three months ended September 30, 2006, alloy product sales increased $12.9 million, or 62.2%, to $33.5 million compared to the three months ended September 30, 2005. This increase was the result of the Western Flow acquisition which contributed $4.4 million in the third quarter 2006 compared to $0.9 million in the third quarter 2005. Also contributing to increases for Alloy products was consistent sales growth in the power generation, refining, and ethanol plant fabrication markets.

Carbon Products. For the three months ended September 30, 2006, carbon product sales increased $17.0 million, or 30.9%, to $72.1 million compared to the three months ended September 30, 2005. This increase was primarily driven by increased sales volume of high yield pipe and fittings to the gas transmission market. The increase was also fueled by capital expenditures in the phosphate mining industry to meet demand for agricultural products.

Operating Income (Loss)

Reporting Segment	Three Months Ended September 30, 2006 Operating Income (Loss)	Three Months Ended September 30, 2005 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$3,922	$2,854
Carbon Products	6,438	4,775
General Corporate	(2,391)	(1,832)

Total	$7,969	$5,797

Overall. Our consolidated operating income for the three months ended September 30, 2005 increased $2.2 million to operating income of $8.0 million for the three months ended September 30, 2006. The increase in consolidated operating income was the result of increased volume and improved product mix to higher margin alloy products and high yield pipe, partially offset by an increase in amortization expense of other intangible assets related to the Buy-out Transaction and MIM US acquisition of $2.5 million, an increase in general corporate expenses, and a $0.7 million addition to our allowance for uncollectible accounts as a result of the bankruptcy of a significant customer.

Alloy Products. Our alloy products operating income for the three months ended September 30, 2006 was $3.9 million, a $1.1 million increase from the three months ended September 30, 2005. The increase was primarily the result of increased sales volumes, steady margins in the maintenance sector and significant sales volume increases in sales to the alternative energy sector, partially offset by higher product costs, by a $0.8 million increase in amortization of other intangible assets, and by an increase in selling, general and administrative expenses related to the operations of the Western Flow acquisition. Operating income was also negatively impacted by a $0.7 million increase in our allowance for uncollectable accounts as the result of the bankruptcy of a significant customer.

Carbon Products. Our carbon products operating income for the three months ended September 30, 2006 was $6.4 million, an increase of $1.7 million from the three months ended September 30, 2005. The increase in operating income was driven primarily by gross profit from increased sales to the gas gathering and transmission industry, improved margins as a result of extended mill delivery times, and consistent demand for our carbon products. This increase was partially offset by an increase in selling, general and administrative expenses and amortization of $1.7 million of other intangibles acquired in connection with the MIM US acquisition which were not recorded until the third quarter 2006 when the Company completed its purchase accounting valuation procedures.

General Corporate. General corporate operating loss increased from $1.8 million for the three months ended September 30, 2005 to $2.4 million for the three months ended September 30, 2006 and was primarily attributable to an increase in travel expenses related to business development efforts, and an increase in our employee bonus plan accrual which has been supported by the current year growth and performance of the Company.

Other income (expense)

Other income (expense) for the three months ended September 30, 2006 of $0.2 million includes ($0.1 million) related to recognized losses on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2006 increased $0.8 million, or 25.0%, to $4.0 million from $3.2 million for the three months ended September 30, 2005. The increase in interest expense was the result of the issuance of an additional $31 million Notes in December 2005 in conjunction with the acquisition of MIM US. Interest expense for the three months ended September 30, 2006 includes $0.4 million of deferred financing costs amortization compared to $0.3 million of deferred financing costs amortization for the three months ended September 30, 2005.

Income Tax Expense

Income tax expense was $1.6 million for the three months ended September 30, 2006 compared to income tax expense of $1.1 million for the three months ended September 30, 2005. The effective tax rate was approximately 38% for the three months ended September 30, 2006, compared to approximately 39% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Combined Nine Months Ended September 30, 2005

Sales

Reporting Segment	Nine Months Ended September 30, 2006 Sales	Non-GAAP Combined Nine Months Ended September 30, 2005 Sales	% Increase
		(dollars in thousands)
Alloy Products	$82,731	$57,844	43.0%
Carbon Products	210,728	157,101	34.1%

Total	$293,459	$214,945	36.5%

Overall. For the nine months ended September 30, 2006, our consolidated sales increased $78.5 million, or 36.5%, to $293.5 million compared to the combined nine months ended September 30, 2005. The increase in sales was primarily the result of continued growth in demand for the products we supply for use in capital expenditures and maintenance projects related to oil and gas production, natural gas gathering and transmission, and ethanol production, and increases in sales prices, particularly for our alloy products because of limited product availability driven by demand for specialty materials used in the energy infrastructure industry. The increase in sales reflects the operating results of the acquisition of Western Flow and MIM US which contributed a combined $38.3 million in sales.

Sales order backlog increased from $88.6 million at December 31, 2005 to $109.9 million at September 30, 2006. Because of increased new project and expansion spending by the energy infrastructure market and as a result of the acquisition of MIM US in late 2005, our backlog has expanded to include sales orders which typically have a longer term from the date of sales order to shipment, as opposed to maintenance and repair orders which tend to ship quickly. As a result, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the nine months ended September 30, 2006, alloy product sales increased $24.9 million, or 43.0%, to $82.7 million compared to the combined nine months ended September 30, 2005. This increase was the result of the Western Flow acquisition which contributed $10.9 million in sales driven by energy infrastructure projects in Canada, of increased demand for products for construction of alternative fuel refining capacity, of increased demand in the petrochemical sector and sales price increases, particularly stainless steel pipe.

Carbon Products. For the nine months ended September 30, 2006, carbon product sales increased $53.6 million, or 34.1%, to $210.7 million compared to the combined nine months ended September 30, 2005. This increase was driven by $27.4 million in sales contributed by the MIM US acquisition, by an increase in sales volume of high yield pipe and fittings to the gas transmission market, by increased activity in the alternative energy sector, by an increase in demand for our products supplied to the phosphate mining industry and by sales price increases.

Operating Income (Loss)

Reporting Segment	Nine Months Ended September 30, 2006 Operating Income (Loss)	Non-GAAP Combined Nine Months Ended September 30, 2005 Operating Income (Loss)
	(dollars in thousands)
Alloy Products	$11,551	$9,523
Carbon Products	19,189	17,252
General Corporate	(7,145)	(18,210)

Total	$23,595	$8,565

Overall. Our consolidated operating income for the nine months ended September 30, 2006 increased $15.0 million to operating income of $23.6 million for the combined nine months ended September 30, 2006. The increase in consolidated operating income was primarily the result of increased volumes and higher margins for carbon products, of improved product mix and of increased operating income from the acquisitions of Western Flow and MIM US and by approximately $12.0 million in Buy-out Transaction related expenses incurred in the combined nine months ended September 30, 2005 which did not occur in the same period in 2006, partially offset by increased amortization expense of other intangible assets of $4.3 million related to the Buy-out Transaction and the MIM US acquisition and by an increase in general corporate expenses related to employee and facility costs and to business development efforts.

Alloy Products. Our alloy products operating income for the nine months ended September 30, 2006 was $11.6 million, a $2.0 million increase from the combined nine months ended September 30, 2005. The increase was primarily the result of increased sales volumes and the resulting gross profit increase, and margin increases related to sales driven by the Western Flow acquisition, partially offset by a $0.8 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of Western Flow. Operating income was also negatively impacted by a $0.7 million increase in our allowance for uncollectible accounts as the result of the bankruptcy of a significant customer.

Carbon Products. Our carbon products operating income for the nine months ended September 30, 2006 was $19.2 million, an increase of $1.9 million from the combined nine months ended September 30, 2005. The increase in operating income was driven by the acquisition of MIM US, gross profit increases from increased sales to the gas gathering and transmission industry, and improved overall margins as a result of extended mill delivery times, and improved product mix. This increase in operating income was partially offset by a $3.5 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of MIM US.

General Corporate. General corporate operating loss decreased from $18.2 million for the combined nine months ended September 30, 2005 to $7.1 million for the nine months ended September 30, 2006 as a result of the Buy-out Transaction related expenses incurred in the combined nine months ended September 30, 2005 which did not occur in the same period in 2006, offset by an increase in employee and facility expenses related to the Western Flow and MIM US acquisitions, an increase in travel expenses related to business development efforts, and an increase in our employee bonus plan accrual which has been supported by the current year growth and performance of the Company.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2006 of $0.4 million includes $0.2 million related to recognized gains on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2006 increased $3.1 million, or 36.4%, to $11.5 million from $8.5 million for the combined nine months ended September 30, 2005. The increase in interest expense was the result of the issuance of an additional $31.0 million of Notes in December 2005 which were not outstanding in the same period in 2005, and of outstanding borrowings under our revolving line of credit during the second and third quarters in 2006, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Interest expense for the nine months ended September 30, 2006 includes $0.4 million of deferred financing costs amortization compared to $0.3 million of deferred financing costs amortization for the combined nine months ended September 30, 2005.

Income Tax Expense

Income tax expense was $4.9 million for the nine months ended September 30, 2006 compared to income tax expense of $1.9 million for the combined nine months ended September 30, 2005. The effective tax rate was approximately 39.8% for the nine months ended September 30, 2006, and was approximately 36.8% for the period February 1, 2005 to September 30, 2005 and (18.9%) for the period January 1, 2005 to January 31, 2005. The increase for the nine months ended September 30 2006 is primarily the result of an increase in our state income taxes. The effective tax rate for the period January 1, 2005 to January 31, 2005 was impacted by Buy-out Transaction related expenses, which are non-deductible for income tax purposes.

Liquidity and Capital Resources

Future Capital Needs

We finance our operations principally through cash flows generated from operations and borrowings under our revolving credit facility. Our principal liquidity requirements are to meet debt service requirements, finance our capital expenditures and provide working capital. In addition, we may need capital to fund strategic business acquisitions. Our primary source of acquisition funds has historically been the issuance of preferred and common equity and debt securities and cash flow from operations.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our total indebtedness, excluding any related discount, was $140.4 million and $136.4 million at September 30, 2006 and December 31, 2005, respectively. Under our credit facility, we had approximately $15.8 million available for borrowings and other commitments as of September 30, 2006.

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

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Nine Months Ended September 30, 2006	Period February 1, 2005 to September 30, 2005	Period January 1, 2005 to January 31, 2005	Nine Months Ended September 30, 2005
Net cash (used in) provided by:
Cash flows - operating activities	$(20,607)	$(17,859)	$4,249	$(13,610)
Cash flows - investing activities	(1,654)	(123,957)	(1)	(123,958)
Cash flows - financing activities	6,630	142,563	(1,477)	141,086

Nine Months Ended September 30, 2006 Compared to Combined Nine Months Ended September 30, 2005

Operating Activities. Net cash outflows from operating activities were $20.6 million for the nine months ended September 30, 2006 and $13.6 million for the combined nine months ended September 30, 2005. The $7.9 million increase in net cash outflows from operating activities is primarily the result of increased working capital requirements as a result of sales increases to customers and higher product costs.

Investing Activities. Net cash outflows from investing activities were $1.7 million for the nine months ended September 30, 2006 compared with net cash outflows from investing activities of $123.9 million for the combined nine months ended September 30, 2005. The reduction in cash outflows is the result of no acquisitions made during the nine months ended September 30, 2006 compared to the acquisitions of Edgen Corporation and Western Flow for a combined cash purchase price of approximately $123.6 million during the combined nine months ended September 30, 2005. Capital expenditures increased to $1.2 million for the nine months ended September 30, 2006 compared to $1.1 million for the same period in 2005 in support of increased facilities and equipment related to our Canadian operations, and corporate expenditures related to information technology infrastructure.

Financing Activities. Net cash inflows from financing activities were $6.6 million for the nine months ended September 30, 2006 compared with net cash inflows of $141.1 million from financing activities during the combined nine months ended September 30, 2005. The decrease in cash inflows from financing activities is due primarily to the issuance of Senior Secured Notes, and common and preferred stock in connection with the Buy-out Transaction for the combined nine months ended September 30, 2005, which did not occur during the nine months ended September 30, 2006.

Preferred stock dividends

Preferred stock dividends were $0.5 million and $1.4 million for the three and nine months ended September 30, 2006 as compared to $0.5 million and $1.2 million for the three months ended September 30, 2005 and the period February 1, 2005 to September 30, 2005. As of December 17, 2005, all of the redeemable preferred stock was held by Edgen/Murray, L.P. and on September 30, 2006, the redeemable preferred stock and accumulated accrued dividends with a combined value of approximately $24.7 million was contributed to Edgen Corporation. This transaction resulted in a decrease in redeemable preferred stock and a corresponding increase in additional paid in capital included within shareholder’s equity.

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

Senior Credit Facility. On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility contains various affirmative and negative covenants, including limitation on additional indebtedness and liens, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of September 30, 2006, we had $4.2 million in outstanding borrowings under the revolving credit facility. As of December 31, 2005, we had no borrowings outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and our domestic subsidiaries’ working capital assets, which is contractually senior to the liens on such assets securing the Notes, and by a second priority security interest in substantially all of our and our domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which is contractually subordinated to the liens on such assets securing the Notes.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. There have been no material changes outside the ordinary course of our business in the specified contractual obligations from December 31, 2005 to September 30, 2006.

Financial Instruments

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of September 30, 2006, we had one contract related to a purchase of inventory that matures in May 2007 to purchase a notional amount of $6.3 million of foreign currency. During the third quarter, we also had five contracts related to the purchases of inventory and five contracts related to the sale of inventory matured in varying increments.

As of September 30, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as a liability on the consolidated balance sheet. For the three months ended September 30, 2006, we recognized no gain or loss and for the nine months ended September 30, 2006, we recognized a gain of $0.2 million in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not enter into foreign currency forward exchange contracts for the three months ended September 30, 2005 and the combined nine months ended September 30, 2005.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of September 30, 2006.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have any impact on our reported results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted during the first quarter of 2007, and it is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which establishes a single authoritative definition of fair value, set out a frame-work for measuring fair value, and required additional disclosures about fair-value measurements. SFAS 157 applied to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. SAB 108 is effective for the first annual period ending after November 15, 2006. We do not expect that the adoption of SAB 108 will have a material effect on our results of operations or financial position.

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

Interest Rate Risk. At September 30, 2006, we had $4.2 million in variable rate borrowings under our revolving credit facility. A 100 basis point increase in interest rates, applied to our borrowings at September 30, 2006, would have increased our annual interest expense by less than $0.1 million.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. However, in our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of September 30, 2006, we had one contract related to a purchase of inventory that matures in May 2007 to purchase a notional amount of $6.3 million of foreign currency. During the third quarter, we also had five contracts related to the purchases of inventory and five contracts related to the sale of inventory matured in varying increments.

As of September 30, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as a liability on the consolidated balance sheet. For the three moths ended September 30, 2006, we recognized no gain or loss and for the nine months ended September 30, 2006, we recognized a gain of $0.2 million in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations. We did not enter into foreign currency forward exchange contracts for the three months ended September 30, 2005 and the combined nine months ended September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, as of the end of the period ended September 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibits
4.1	Third Supplemental Indenture, dated as of October 5, 2006, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent.

10.1	Amendment No. 1 to Edgen/Murray, L.P. Incentive Plan effective as of September 29, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN CORPORATION

Date: November 20, 2006	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
President and Chief Executive Officer

Date: November 20, 2006	By:	/s/ DAVID L. LAXTON, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Third Supplemental Indenture, dated as of October 5, 2006, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent.

10.1	Amendment No. 1 to Edgen/Murray, L.P. Incentive Plan effective as of September 29, 2006.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by Daniel J. O’Leary, President and Chief Executive Officer of Edgen Corporation.

32.2†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Corporation.

†	Filed herewith.