Form 10-K
period 2006-12-31
EDGEN MURRAY CORP
filed 2007-03-30
CIK 1318246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 333–124543

EDGEN MURRAY CORPORATION

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 29, 2007, there were 2,681,564 shares of Common Stock, par value $0.01 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EDGEN MURRAY CORPORATION

FORWARD-LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results that differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	changes in capital expenditures in the energy infrastructure market;

•	steel price volatility;

•	general economic conditions and construction activity in North and South America;

•	the risks associated with the expansion of our business;

•	political and economic instability in some of the regions in which we operate;

•	competitive pressures;

•	fluctuations in industry-wide inventory levels;

•	our substantial leverage;

•	fluctuations in currency exchange rates;

•	asserted and unasserted claims against us;

•	compliance with laws and regulations, including those relating to environmental matters;

•	our ability to integrate any businesses we acquire;

•	technological changes; and

•	other factors discussed under “Item 1A. Risk Factors” or elsewhere in this report

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

Part I

ITEM 1.	BUSINESS

General

On December 31, 2006, the Company changed its name from Edgen Corporation to Edgen Murray Corporation and merged its U.S. subsidiaries, Edgen Carbon Products Group, L.L.C and Edgen Alloy Products Group, L.L.C. into Edgen Murray Corporation. The Company’s Canadian subsidiary, Edgen Canada Inc., changed its name to Edgen Murray Canada Inc. Unless otherwise provided in this report, references to “we,” “us,” and “our Company” refer to Edgen Murray Corporation and its consolidated subsidiaries.

We are a distributor and marketer of high performance steel products for use primarily in specialized applications in the energy infrastructure market primarily in North and South America. The products we sell are generally highly engineered prime carbon or alloy steel pipe, pipe components and high grade structural sections and plates, which are designed to withstand the effects of corrosive or abrasive materials and possess performance characteristics required in extreme operating conditions, including high pressure and high/low temperature environments.

We distribute products and provide comprehensive procurement and project management solutions to our customers, primarily in North and South America, on projects spanning the complete lifecycle of the energy infrastructure market, including exploration and production, new rig construction, gathering and transmission, refining and processing, power generation, petrochemical and maintenance, repair and operations (MRO). We believe our sales and distribution network enables us to efficiently procure and deliver these high performance products to customers who may not have the relationships, resources or logistical support or who may not be willing or able to purchase in sufficient volume or on a cost-effective basis to complete procurement independently for their projects. Our customers are principally end-users that operate in or service the energy infrastructure market and providers of MRO products.

We provide our customers with complete logistical support for their projects, including inventory management and just-in-time product delivery on a worldwide basis. We maintain a broad product offering, and we manage a large inventory of components, pipes, plates, and sections. As a result, we are able to supply products that are not generally otherwise available to our customers on a quick-response basis or that cannot be purchased in the smaller quantities needed by customers for specific projects. We also provide additional support for our vendors including sales, marketing and credit functions with respect to the products we distribute.

We employ experienced local market specialists and sales personnel throughout our geography, many of whom have technical backgrounds, training or relevant industry experience. Our sales personnel provide value-added customer support, including, technical consultation on product selection and integration in large, complex projects. In addition to the comprehensive knowledge of our products and the industries we supply, our local market personnel understand the characteristics of the different geographies they serve.

We are headquartered in Baton Rouge, Louisiana and we currently operate in 17 locations, including 15 in the United States and two in Canada. Fourteen of our locations currently stock inventory for distribution. During 2006, we had two operating segments—our alloy products group and our carbon products group. For the year ended December 31, 2006, our total sales were $397.7 million, and our sales for our alloy products group and our carbon products group were $114.6 million and $283.1 million, respectively. For the combined twelve months ended December 31, 2005, our total sales were $281.7 million, and our sales for our alloy products group and our carbon products group were $76.6 million and $205.1 million, respectively. For an explanation of combined results, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Predecessor and Successor.” For additional financial information concerning the Company’s operating segments and within geographical areas, see Note 12 to our audited consolidated financial statements included elsewhere in this report.

We are a Nevada corporation. We were founded in 1983 as Thomas Pipe and Steel, Inc. and have grown through various acquisitions since 1996. Our principal offices are located at 18444 Highland Road, Baton Rouge, Louisiana 70809. Our telephone number is (225) 756-9868. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge at the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

Key Products, Services and Markets

We principally distribute two categories of products: alloy products and carbon products.

•

Alloy steel is composed of iron, carbon and one or more other elements (such as chromium, cobalt, nickel and molybdenum) that undergo a special heat treatment to achieve specific physical properties. Our alloy-based products are primarily specialty pipes, fittings and flanges principally used in high-pressure, extreme temperature and high-corrosion applications, such as in heating, desulphurization, refrigeration and liquefied natural gas units in the processing and refining industries, and in heat recovery steam generation units in the power generation industry. Substantially all of our alloy products are purchased from manufacturers located in Germany, Italy, South Korea or Japan.

•

Our carbon-based products are primarily specialty pipe, plates, sections, fittings and flanges and other steel products principally used in high-yield, high-tensile, abrasive applications such as the gathering and transmission of oil, natural gas and phosphates, conductor casing and structural supports for the offshore drilling and production segment of the oil and gas industry. Our carbon products are purchased from manufacturers located worldwide, including the United States.

We also offer a wide range of cutting and finishing services for our products, primarily through third-party service providers.

The following table summarizes our primary product offerings:

Summary of Primary Distributed Products

Product	Characteristics	Material	Qualities	Primary Applications
Alloy Products
Stainless	Seamless	12-16% chromium, 8- 12% nickel	Corrosion resistance	Refining, petrochemical and power
Duplex	Seamless	20% chromium	Higher corrosion resistance	Refining, petrochemical and power
ChromeMoly	Seamless	Chromium and molybdenum	High temperature and pressure tolerance	Refining, petrochemical and power
Nickel Alloys	Seamless	High nickel	High temperature and highest corrosion resistance	Refining, petrochemical and power

Carbon Products
Carbon	Welded and seamless	< 1% carbon	High and low pressure tolerance	Mechanical construction, certain processing
Large Diameter Carbon	Welded, thicker walled	< 1% carbon	High structural strength	Offshore jacket and topside and onshore structural, marine riser and conductor, booster line and annulus pipe
High Yield Carbon	Welded or seamless, thinner walled	Carbon and alloys	Lighter weight, high bursting strength	Gathering and transmission pipelines
Section	Seamless and welded	Carbon	High yield and various thickness, lengths and widths	Offshore topside and onshore structural
Plate	Seamless and welded	Carbon	High yield and various thickness, lengths and widths	Offshore jacket and topside and onshore structural
Tubulars	Seamless and welded	Carbon	High yield and various thickness, lengths and widths	Offshore jacket and topside and onshore structural, marine riser and conductor, booster line and annulus pipe

In addition to our product offerings, we provide technical consultation in areas such as design efficiency and logistics which are valued by our customers.

Customers

We market our products to a diverse base of customers, whose operations are in geographic locations around the world, principally North and South America, and who participate in all sectors of the energy industry. Our customers are generally large, well-capitalized companies that are recognized as leaders in their respective industries. Our customers include engineering and construction firms, equipment fabricators, multi-national major integrated oil and gas companies, independent oil and gas companies, natural gas transmission and distribution companies, petrochemical companies, mining companies, oil sands developers, power generation companies and utilities, alternative energy providers, and certain integrated MRO distribution companies. Our top ten customers accounted for approximately 28% of our total sales for the year ended December 31, 2006.

We supply specialized steel products to fabricators and contractors engaged in the development of new energy infrastructure projects and the maintenance of existing facilities. We also supply products for ongoing MRO projects to other distributors and the ultimate owners and operators of these facilities, including major oil and independent exploration and production companies, gas transmission companies, independent refiners, petrochemical manufacturers and ethanol producers. The alloy-based specialty pipes, fittings and flanges that we distribute and market are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. The carbon-based products that we distribute and market, including prime carbon specialty pipes, fittings and flanges, high grade structural steel products, steel tubes, plates and sections, are principally used in high-yield, high-tensile applications in the oil and gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries.

Vendors

We have mutually beneficial, longstanding relationships with an established network of vendors. This extensive network of vendor relationships enables us to stock and distribute a considerable breadth of products. Although we concentrate our purchasing power on a select group of highly valued vendors, we have multiple sources for the products we distribute and are not dependent on any single manufacturer. For the year ended December 31, 2006, approximately 55% of our purchases were from our top ten vendors. Consolidating our purchasing power has resulted in favored status with certain of our vendors in regard to lead times, discounts and payment terms. As we continue to strengthen our vendor relationships, we are able to devote increased resources to providing our customers with products that are of greater importance to their businesses and have fewer substitutes.

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

Sales and Marketing

Our sales force operates under a regional branch model. The regional managers employ a mix of district managers and inside and outside sales representatives in their respective territories. The sales representatives are located at various branch locations and are responsible for order solicitation, account and relationship management and market development. The regional managers have responsibility for pricing, order placement and fulfillment, customer service, business development and marketing strategies. In select markets, we contract with agents to market and sell our products. Where agents are used, negotiation and agreement on sales terms is managed by the respective regional manager. Regional managers report to the Americas President who has final authority on all sales and marketing issues. The regional branch model allows the President to have direct control over the management and implementation of our sales and marketing strategy.

The sales force is assisted by a product management team that is responsible for procurement, pricing, product forecasting and vendor development. These teams are organized in a fashion that supports the regional managers in their sales efforts.

Intellectual Property

We have common law trademark rights to a number of names and marks important to our business, including Edgen™, Bartow Steel™, Resource Pipe Co.™, SISCO™, Thomas Pipe™, Pro Metals™, and Radnor Alloys™, although we have not obtained federal registrations for them. We have entered into licensing arrangements with the owners of intellectual property rights used by our business that are not owned by us.

Employees

As of December 31, 2006, our workforce consisted of 260 full time employees, of which 82 were warehouse personnel, 92 were sales personnel and 86 were administrative and support personnel. We have a non-unionized workforce, and none of our full-time employees are covered by a collective bargaining agreement. In general, we consider our employee relations to be good.

Competition

Our products are sold in highly competitive markets. Companies in the steel pipe, pipe components, and high grade structural steel industry compete primarily on price and ability to deliver products in a timely manner. Purchase decisions are also influenced by previous experience with a particular distributor and by a distributor’s ability to supply the full range of pipes, pipe components, plates and sections.

Our primary competitors are numerous smaller, privately-owned regional distributors and subsidiaries of large publicly-held companies. We believe that none of our competitors offer the depth and breadth of products in stock that we offer in any particular market. Although we have competitors with respect to many of the specific products we offer in specific markets and who may be larger and have greater resources than we do, we believe that no competitor or small group of competitors is dominant in any of our markets. While we must be price competitive in all of our markets, we believe that our customers select our products based on local leadership, the product knowledge of the staff, and our broad product offering of specialty products.

Environmental Matters

Our operations are subject to various state and federal laws and regulations relating to environmental concerns. As with other companies engaged in like businesses, the nature of our operations expose us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. In addition, our operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Management believes that our operations are in substantial compliance with such laws and regulations applicable to us.

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

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas infrastructures and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in the milder southern climates moderate our seasonality. In addition, our sales to MRO distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Working Capital Practices

Volatility in the specialty pipe, pipe components, and high grade structural steel industry, from time to time, can result in significant fluctuations in cash flow supporting our working capital levels. Inventory and accounts receivable comprise a large percentage of our total assets and can vary significantly from quarter to quarter. At December 31, 2006 and 2005, inventory and accounts receivable represented 66.2% and 59.6%, respectively, of total assets excluding cash. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Volatility in the global energy infrastructure market, and in particular oil and gas prices and refining margins and the possibility of decline in oil and gas prices from recent historical highs, could reduce demand for our products, which could cause our sales to decrease.

Proceeds from the sale of specialty steel pipe, pipe components and high grade structural steel sections and plates to the global energy infrastructure market constitute a significant portion of our sales. As a result, we depend upon the global energy infrastructure market, and in particular the oil and gas and refining industries, and the ability and willingness of industry participants to make capital expenditures to explore for, develop and produce, transport, process and refine oil and gas. If these expenditures decline, our business will suffer. The industry’s willingness to explore, develop, produce, transport, process and refine depends largely upon the availability of attractive drilling prospects and the prevailing view of future oil and gas prices and refinery margins and general economic conditions. Recent high prices of oil and gas have increased capital expenditures for new projects and upgrading existing facilities in the industries we service. Oil and gas prices have been at historic highs, but have recently declined and may decline further. Lower oil and gas prices may diminish expenditures for energy infrastructures and the demand on our steel products. Many factors affect the supply and demand for oil and gas and refined products and, therefore, influence our product prices, including:

•	the level of domestic and worldwide oil and natural gas production;

•	the level of domestic and worldwide supplies of, and demand for, oil and natural gas and refined products;

•	the expected cost of delivery of new reserves;

•	the availability of attractive oil and gas fields for production, which may be affected by governmental action or environmental policy and which may restrict drilling prospects;

•	domestic and worldwide refinery overcapacity or undercapacity and utilization rates;

•	changes in the cost or availability of transportation infrastructure;

•	levels of drilling activity;

•	national, governmental and other political requirements, including the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the impact of political instability or armed hostilities involving one or more oil and gas producing nations;

•	pricing and other actions taken by competitors that impact the market;

•	failure to implement successfully planned capital projects or to realize the benefits expected for those projects;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	aggregate refinery capacity to convert heavy sour crude oil into refined products;

•	the cost of developing alternate energy sources;

•	domestic and foreign governmental regulations, especially environmental regulations, trade laws and tax policies; and

•	the overall global economic environment.

Oil and gas prices and processing and refining margins have been and are expected to remain volatile. This volatility causes our customers to change their strategies and expenditure levels. We have experienced in the past, and we may experience in the future, significant fluctuations in operating results based on these changes. In particular, such volatility in the oil and gas and refined products margins and markets more generally could adversely affect our business, consolidated financial condition, results of operations and liquidity.

In addition, certain growth opportunities in our industry are influenced by large projects, such as the Rockies Express Pipeline project and the Alaska Pipeline project. We are currently a supplier to the Rockies Express Pipeline project. The Alaska Pipeline project has not been approved, and bids have not been requested. There are no assurances that any of the Alaska Pipeline project or other large infrastructure projects will materialize or that we will be selected as a supplier.

Supply of steel and the price we pay for steel pipe and components and high grade structural steel products may fluctuate due to a number of factors beyond our control, which could adversely affect our operating results.

We purchase large quantities of steel that we sell to a variety of end-users, who are primarily involved in servicing the energy infrastructure market and providers of MRO products. The prices we pay for these products and the prices we charge for our products may change depending on many factors outside of our control, including general economic conditions, competition, production levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our vendors. We seek to maintain our profit margins by attempting to increase the price of our products in response to increases in the prices we pay for our inventories. If, however, we are unable to pass on higher costs to our customers in a timely manner, or not at all, or if our supply of products is delayed or curtailed, this could have a material adverse effect on our business, financial condition, results of operations and liquidity. Alternatively, significant steel price decreases could have a material adverse effect on our business, financial condition, results of operation and liquidity if decreases in steel prices necessitate us to reduce product pricing, especially to the extent inventory has been purchased by us prior to the steel price decreases.

Our business is sensitive to economic downturns, which could cause our revenues to decrease.

The demand for our products is dependent on the general economy, the oil and gas, processing and power generation industries and other factors. Downturns in the general economy or in the oil and gas, processing or power generation industries can cause demand for our products to materially decrease. In 2003, the specialty pipe, sections, plates and pipe components industry experienced softness principally due to weak economic conditions in general and reduced spending on expansion and development projects by end-users. During 2003, we experienced a significant decline in sales and profitability, primarily as a result of a severely depressed power generation market and reduced spending in the processing and oil and gas industries, and an internal decision to liquidate inventory of certain low-margin products. In addition, if we are not adequately able to predict demand or if our inventories (or the inventories of manufacturers, other distributors or our customers) become excessive, there could be a material adverse effect on price levels for our products, the quantity of products sold by us and our revenues.

Significant competition from a number of companies could reduce our market share and have an adverse effect on our selling prices and sales volumes.

We operate in a highly competitive industry and compete against a number of companies, some of which have significantly greater financial, technological and marketing resources than we do. We believe that our ability to compete depends on high product performance, short lead-time and timely delivery, competitive pricing and superior customer service and support. We might be unable to compete successfully with respect to these or other factors. If we are unsuccessful, we could lose market share to our competitors. Moreover, actions by our competitors could have an adverse effect on our selling prices and sales volume.

The development of alternatives to specialty pipe and components and high grade structural steel product distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

If our customers were to decide to purchase products directly from manufacturers, it could negatively affect our sales and earnings. Customers would purchase from our vendors directly in situations where large orders are being placed and where inventory and logistics support planning are not necessary to the delivery. Our vendors also could expand their own local sales force and inventory stocking capabilities and sell more products directly to our customers. These or other actions that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings.

Increases in customer, manufacturer and distributor inventory levels could reduce our sales and profit.

Customer, manufacturer and distributor inventory levels of specialty pipe, plate, sections and pipe component products can change significantly from period to period. Increases in our customers’ inventory levels can have a direct adverse effect on the demand for these products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability.

Increased inventory levels by manufacturers or other distributors can cause an oversupply of specialty products in our markets and reduce the prices that we are able to charge for our products. Reduced prices, in turn, would likely reduce our margins and overall profitability.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

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

For the year ended December 31, 2006, our ten largest suppliers accounted for approximately 55% of our purchases, and our single largest supplier accounted for approximately 8% of our purchases. The loss of any of these suppliers—or a reduction in purchases by us from these suppliers that results in the loss of volume discounts—could result in a decrease in our sales, operating results and earnings by decreasing the availability, or increasing the prices, of products we distribute, which could limit our ability to satisfy our customers’ product needs. Such reduced product availability could put us at a competitive disadvantage.

In addition, particular products or product lines may not be available to us, or available in quantities sufficient to meet our customer demand. A substantial decrease in the availability of these products or product lines could result in a decrease in our sales, operating results and earnings as we might not be able to satisfy our customer’s product needs. Such reduced product availability could put us at a competitive disadvantage.

Our ten largest customers account for a substantial portion of our sales and profits, and the loss of these customers could result in materially decreased sales and profits.

Our top ten customers accounted for approximately 28% of our overall sales for the year ended December 31, 2006, and one customer represented approximately 5% of total sales. While we generally have contracts with our major customers, these contracts generally may be discontinued with 30 days’ notice by either party, are not exclusive and do not require minimum levels of purchases. We may lose a customer for any number of reasons, including as a result of a merger or acquisition, contract expiration, the selection of another provider of our products, business failure or bankruptcy, or our performance. We may not retain long-term relationships or secure renewals of short-term relationships with our major customers in the future. If we were to lose major customers, our revenues and profits would materially decrease.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes.

Our indebtedness is substantial. As of December 31, 2006, we had approximately $135.0 million of total indebtedness outstanding and had no borrowings under our revolving credit facility. We have the ability to borrow up to $20.0 million under our revolving credit facility. As a result, we are a highly leveraged company. This level of leverage could have important consequences including the following:

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

We and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt resulting from the issuance of additional senior secured notes and borrowings under our revolving credit facility. The terms of the indenture governing the senior secured notes limit our ability to incur additional debt but do not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. As of December 31, 2006, we had the ability to borrow $20.0 million under our revolving credit facility, subject to the restrictions contained therein.

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

The indenture governing the senior secured notes and the instruments governing our other indebtedness, including our revolving credit facility, impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

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

The credit ratings assigned by Standard & Poor’s Ratings Group and/or Moody’s Investor Service, Inc. (the “Rating Agencies”) to our senior secured notes represent the opinion and assessment of the Rating Agencies of the credit quality of the senior secured notes and are not a guaranty of quality or a recommendation to buy, sell or hold the senior secured notes. Any ratings assigned by each Rating Agency to the senior secured notes reflect such Rating Agency’s assessment of the likelihood that holders of the senior secured notes will receive timely payments of interest and principal to which they are entitled. Such ratings do not constitute an assessment of the likelihood that principal prepayments (including those caused by defaults) on the senior secured notes will be made, the degree to which the rate of such prepayments might differ from that originally anticipated or the likelihood of early optional termination of the senior secured notes. Such ratings do not address the possibility that prepayment at higher or lower rates than anticipated by a holder of the senior secured notes may cause such holder to experience a lower than anticipated yield or that such holder might fail to recoup its initial investment under certain prepayment scenarios. Such ratings may be downgraded, qualified and/or withdrawn by the Rating Agencies from time to time if, in their judgment, circumstances in the future warrant such action. Any such downgrade, or any qualification or withdrawal, by one or both Rating Agencies may adversely affect the value of the senior secured notes and/or the ability of the holders of the senior secured notes to transfer the senior secured notes to certain investors.

In December 2005, we were notified by Standard & Poor’s of a change in their methodology used to assess the credit rating of bonds, and as a result, the credit rating assigned to our senior secured notes was downgraded by Standard and Poor’s from B-1 to CCC+ in December 2005. There was no change in Moody’s bond credit rating of B3 in 2005. Holders of the senior secured notes are advised to consult with their advisors regarding the effect that a downgrade, qualification or withdrawal of the credit ratings on the senior secured notes may have on the holder’s ability to continue to hold or invest in such senior secured notes.

We may need additional capital in the future, and it may not be available on acceptable terms.

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

Risks generally associated with acquisitions, including identifying and integrating future acquisitions, could adversely affect our business.

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

We distribute our products internationally, including to Canada, Mexico, and South America. In addition, substantially all of our alloy products are imported from international markets such as Germany, Italy, Japan and South Korea, and we also purchase a portion of our carbon products from abroad. International distribution increases our exposure to risks of war, terrorist attacks, local economic conditions, political disruption, civil disturbance and governmental policies that may:

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

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. The departure of our executive officers could have a material adverse effect on our business, financial condition or results of operations. We maintain key-man life insurance on the President of the Company. We cannot assure you that the services of such personnel will continue to be available to us. See “Item 10. Directors and Executive Officers of the Registrant.”

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

Our operations are also governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. As with other companies engaged in like businesses, the nature of our operations expose us to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Such liabilities or claims, if incurred, could be material.

Based on our company’s experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, financial condition or results of operations. We cannot predict, however, what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. Nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We are a wholly owned subsidiary of Edgen/Murray, L.P., which also owns Murray International Metals, Ltd. (“MIM UK”). The ownership of our Company and MIM UK by a single holding company may result in conflicts of interest between MIM UK and our Company. For example, Edgen/Murray, L.P. may cause MIM UK to pursue opportunities that would be attractive to us. If such potential opportunities were diverted from our Company to MIM UK, our business, financial condition and results of operations could be adversely affected. Additionally, our CEO and CFO are officers of Edgen/Murray, L.P. As officers of Edgen/Murray, L.P., our CEO and CFO have substantial responsibilities in connection with the management of the business and operations of Edgen/Murray, L.P., which may lead to the diversion of their time and resources from the day-to-day business and operations of our Company. If our CEO or CFO is unable to devote sufficient time and resources to our Company, our business, financial condition or results of operations could be adversely affected.

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We expect that we will be required to comply with the requirements of Section 404 at December 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

ITEM IB.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 29, 2007, we currently operate in 17 locations: 15 in the United States and two in Canada. These locations consist of inventory stocking facilities, sales offices, and administrative offices. We own facilities in Port Allen, Louisiana and Mulberry, Florida, and the rest of our locations are leased. Our corporate headquarters is located in an approximately 14,500 square-foot facility in Baton Rouge, Louisiana. The following table provides a summary of our facilities.

Summary of leased and owned facilities

Location	Building (sq. ft.)	Lease/Own	Facility description

Corporate
Baton Rouge, LA	14,497	Lease	Corporate headquarters

Carbon and Alloy Products Group
Baton Rouge, LA	7,560	Lease	Office / warehouse
Charlotte, NC	12,550	Lease	Office / warehouse / yard
Calgary, Alberta	425	Lease	Office
Edmonton, Alberta	16,078	Lease	Office / warehouse
Edmonton, Alberta	19,426	Lease	Warehouse

Carbon Products Group
Port Allen, LA (1)	9,500	Own	Office / warehouse / yard
St. Louis, MO	2,800	Lease	Office / yard
Mulberry, FL (1)	46,816	Own	Office / warehouse / yard
Mulberry, FL	NA	Lease	Yard
Henderson, CO	2,500	Lease	Office / yard
Odessa, TX	5,000	Lease	Office / yard
Houston, TX	17,750	Lease	Office / warehouse
Houston, TX	10,517	Lease	Office
Houston, TX (2)	2,010	Lease	Office

Alloy Products Group
Houston, TX	51,000	Lease	Office / warehouse / yard
Irwindale, CA	8,692	Lease	Office / warehouse
St. Charles, IL	22,000	Lease	Office / warehouse
Westchester, PA	16,000	Lease	Office / warehouse

(1)	Our owned real property is pledged to secure indebtedness outstanding under our senior credit facility and our senior secured notes.

(2)	Lease terminates in April 2007.

All of our facilities have been continually maintained, and we consider them to be in good repair. We currently do not expect to have any significant capital expenditures or upgrades in the near future. Our maintenance capital expenditures have averaged approximately $1.4 million over the past three years, and management expects annual capital expenditures to be consistent with historical capital expenditures in 2007 and 2008. None of our inventory stocking facilities is currently operating at or near capacity.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are wholly-owned by Edgen/Murray, L.P., a limited partnership. There is currently no established public trading market for our common equity interests or for those of Edgen/Murray, L.P.

Holders

As of March 29, 2007, Edgen/Murray, L.P. was the sole record holder of our Common Stock, and there were 25 record holders of the common equity interests of Edgen/Murray, L.P.

Dividends

During 2006 and 2005, we did not pay any dividends on our common stock. Our ability to pay dividends is restricted by certain covenants contained in our senior credit facility, as well as certain restrictions contained in the indenture relating to the senior secured notes.

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

In connection and simultaneously with the purchase of all of our capital stock by Edgen Acquisition Corporation and related financing transactions, on February 1, 2005, Edgen Corporation merged with Edgen Acquisition Corporation, with Edgen Corporation surviving the merger. In the table below, “Successor” refers to Edgen Corporation following the merger, and “Predecessor” refers to Edgen Corporation prior to the merger. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005.

Our selected statement of operations and balance sheet data for the fiscal years ended December 31, 2006 and 2005 (Successor) and December 31, 2004, 2003, and 2002 (Predecessor) have been derived from our audited consolidated financial statements.

Historical results presented below are not necessarily indicative of results of future operations, and the results for any interim period are not necessarily indicative of the results that may be expected for a full year. The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto contained elsewhere in this report.

	Successor		Predecessor(1)
	Year Ended December 31,	Period February 1, 2005 to December 31,	Period January 1, 2005 to January 31,	Year ended December 31,
(dollars in thousands)	2006	2005	2005	2004	2003	2002
Statement of operations:
Sales	$397,682	$262,746	$18,945	$207,821	$147,025	$212,312
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	318,825	209,463	14,153	155,357	121,146	168,368
Selling, general and administrative expense(2)	37,122	28,297	14,364	32,009	29,595	27,651
Depreciation and amortization expense	7,640	5,466	201	2,400	2,001	1,672

Total operating expenses	363,587	243,226	28,718	189,766	152,742	197,691

Income (loss) from operations	34,095	19,520	(9,773)	18,055	(5,717)	14,621
Other income (expense)	500	(308)	(50)	106	174	54
Interest expense, net	(15,682)	(11,334)	(333)	(5,163)	(3,122)	(3,102)

Income (loss) before income tax expense (benefit)	18,913	7,878	(10,156)	12,998	(8,665)	11,573
Income tax expense (benefit)	6,974	2,849	(1,916)	(3,211)	(4,195)	1,385

Income (loss) from continuing operations	11,939	5,029	(8,240)	16,209	(4,470)	10,188
Discontinued operations:
Loss from discontinued operations before income tax (benefit)	—	—	—	—	(348)	(4,469)
Income tax (benefit)	—	—	—	—	(159)	(1,760)

Income (loss) before cumulative effect of change in account principle	11,939	5,029	(8,240)	16,209	(4,659)	7,479
Cumulative effect of change in account principle(3)	—	—	—	—	—	(39,414)

Net income (loss)	11,939	5,029	(8,240)	16,209	(4,659)	(31,935)
Preferred interest and dividend requirement	(1,392)	(1,703)	(190)	(2,206)	(2,212)	(2,236)

Net income (loss) applicable to common shareholder	$10,547	$3,326	$(8,430)	$14,003	$(6,871)	$(34,171)

Other Financial Data:

	Successor		Predecessor(1)
	Year Ended December 31,	Period February 1, 2005 to December 31,	Period January 1, 2005 to January 31,	Year ended December 31,
(dollars in thousands)	2006	2005	2005	2004	2003	2002
Cash flows provided by (used in) activities:
Operating	$(12,700)	$9,527	$4,249	$5,849	$24,738	$(1,771)
Investing	(1,748)	(135,943)	(1)	(1,036)	(3,115)	(10,214)
Financing	(1,012)	144,429	(1,477)	(7,803)	(18,499)	11,401

	Successor		Predecessor
	As of December 31,		As of December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Balance sheet data:
Cash and cash equivalents	$2,303	$18,014	$134	$3,125	$—
Working capital	104,570	86,639	60,868	53,633	22,196
Net property, plant, and equipment	10,442	11,259	10,423	11,668	11,065
Total assets	248,493	224,035	118,862	105,560	121,650
Long-term debt and capital leases	135,022	134,968	47,883	50,973	65,206
Redeemable preferred stock(4)(5)	—	23,303	—	—	—
Mandatorily redeemable preferred stock(4)	—	—	55,979	53,918	52,253
Total shareholder’s equity (deficit)	41,951	6,085	(11,754)	(25,533)	(18,523)

(1)

Periods prior to February 1, 2005 represent the Predecessor prior to the consummation of the Buy-out Transaction, and our historical consolidated financial data for such periods do not give effect to the Buy-out Transaction. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Predecessor and Successor.”

(2)	Selling, general and administrative expense for the period January 1, 2005 to January 31, 2005 includes $12.0 million in Buy-out Transaction related expenses.

(3)

The cumulative effect of change in accounting principle for the year ended December 31, 2002 relates to our adoption of the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which resulted in a reduction in the carrying value of goodwill.

(4)	Mandatorily redeemable preferred stock was replaced by redeemable preferred stock on February 1, 2005 in connection with the Buy-out Transaction.

(5)

On September 29, 2006, Edgen/Murray, L.P., contributed all of the outstanding shares of Series A Preferred Stock to Paid-in capital, included in the statement of shareholder’s equity (deficit). As a result, the redeemable preferred stock line item was reduced to zero, and a corresponding increase in Paid-in capital was made within shareholder’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” above and “Item 1A. Risk Factors.”

Prior to December 31, 2006, the Company was referred to as Edgen or Edgen Corporation. On December 31, 2006, the Company changed its name to Edgen Murray Corporation and merged its U.S. subsidiaries into Edgen Murray Corporation. The Company’s Canadian subsidiary, Edgen Canada Inc. changed its name to Edgen Murray Canada Inc. Unless otherwise provided below, references to “we,” “us,” and “our Company” refer to Edgen Murray Corporation and its consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

General

Background

We are a distributor and marketer of high performance steel products for use primarily in specialized applications in the energy infrastructure market primarily in North and South America. The products we sell are generally highly engineered prime carbon or alloy steel pipe, pipe components and high grade structural sections and plates, which are designed to withstand the effects of corrosive or abrasive materials and possess performance characteristics required in extreme operating conditions, including high pressure and high/low temperature environments.

Operating segments

During 2006, we had two operating segments—our alloy products group and our carbon products group. Our alloy products group primarily distributes alloy based specialty pipes, fittings and flanges that are principally used in high-pressure, extreme temperature and high-corrosion applications in the process and power generation industries. Our carbon products group primarily distributes prime carbon specialty pipes, fittings and flanges and high grade structural steel products that are principally used in high-yield, high-tensile applications in the oil and gas, offshore construction and mining industries.

On December 31, 2006, the Company changed its name to Edgen Murray Corporation and merged its U.S. subsidiaries into Edgen Murray Corporation. The Company’s Canadian subsidiary, Edgen Canada Inc., changed its name to Edgen Murray Canada Inc. In connection with the merger, the Company’s parent company, Edgen/Murray, L.P., began managing the Company as its Americas segment with a single operating segment president. Edgen/Murray, L.P.’s other operating segments include the United Kingdom (Europe/West Africa), Singapore (Asia/Pacific) and the United Arab Emirates (Middle East). As a result, the Company intends to present financial information under one operating segment in 2007, the first period for which the Company will manage the Americas operating segment of Edgen/Murray, L.P.

Predecessor and successor

On December 31, 2004, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners (“JCP”), entered into a stock purchase agreement with Edgen Corporation and the stockholders of Edgen Corporation to purchase all of the outstanding capital stock of Edgen Corporation from its then existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen Corporation but excluded payment of fees and expenses. The acquisition closed on February 1, 2005 and was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million 9 7/8% Senior Secured Notes 2011, which we refer to as the senior secured notes, as well as an equity investment from funds managed by JCP and certain members of management of Edgen Corporation. We refer to these transactions collectively as the “Buy-out Transaction.” A discussion of our senior secured notes is included below under “—Liquidity and Capital Resources.”

Concurrent with the acquisition and the issuance of the senior secured notes, Edgen Corporation also entered into a new $20.0 million senior secured revolving credit facility, which we refer to as the revolving credit facility, and borrowed $2.7 million thereunder.

Simultaneous with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the senior secured notes and borrowings under the revolving credit facility. Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.” Edgen Corporation subsequently changed its name to Edgen Murray Corporation on December 31, 2006.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we have separated our historical financial results for the Predecessor and the Successor. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. Fair value purchase price adjustments consisted of a $2.0 million increase in inventory related to our alloy segment, a $1.9 million increase in land and buildings, a $24.2 million increase in customer relationships, a $2.4 million increase in tradenames, and a $22.0 million increase in goodwill. In addition, at the time of the acquisition of the Predecessor, we experienced changes in our business as a result of the Buy-out Transaction, which was consummated simultaneously with the acquisition of the Predecessor. There have been no material changes to the operations or customer relationships of our business as a result of the acquisition of the Predecessor.

In evaluating our results of operations and financial performance, our management has used combined results for the twelve months ended December 31, 2005 as a single measurement period. Due to the Buy-out Transaction, we believe that comparisons between the fiscal year ended December 31, 2004 and either the Predecessor’s results for the period from January 1, 2005 to January 31, 2005 or the Successor’s results for the period from February 1, 2005 to December 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

Consequently, to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the twelve month period ended December 31, 2005. This combined presentation for the twelve month period ended December 31, 2005 simply represents the mathematical addition of the pre-merger results of operations of the Predecessor for the period from January 1, 2005 to January 31, 2005 and the results of operations of the Successor for the period from February 1, 2005 to December 31, 2005. The Successor conducted no operations from the date of formation of Edgen Acquisition Corporation until the merger on February 1, 2005. We believe the combined presentation provides relevant information for investors. These combined results, however, are not intended to represent what our operating results would have been had the Buy-out Transaction occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included below under “—Results of Operations.”

Principal factors that affect our business

Our business is substantially dependent upon conditions in the energy industry and, in particular, capital expenditures by customers in the oil and gas exploration and production, gathering and transmission, crude oil refining and the energy processing and power generation industries. The level of energy-related capital expenditures generally depends on prevailing views of future oil, natural gas, refined products, electric power and petrochemical prices, which are influenced by numerous factors, including but not limited to:

•	changes in U.S. and international economic conditions;

•	demand for oil, natural gas, refined products, petrochemicals and electric power, particularly in the developed OECD markets and rapidly developing markets such as China and India;

•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;

•	actions taken by OPEC;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development and production operations;

•	technological advances affecting energy exploration, production, transportation, storage and refining;

•	the availability of offshore drilling rigs for exploration, appraisal and developmental drilling;

•	the availability of infrastructure to efficiently transport natural gas from remote regions to points of consumption;

•	the existence of capacity to process or upgrade heavy and sour grades of crude oil and bitumen;

•	increases in power generation capacity in the U.S. and international markets;

•	weather conditions;

•	environmental or other government regulations; and

•	tax policies.

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

Revenue sources

We generate substantially all of our revenues from the sale of our products to third parties. Sales are reduced by returns and sales discounts and incentives provided to our customers. We recognize revenue on product sales when the customer takes title and assumes the risk of loss.

Principal costs and expenses

Our principal costs and expenses consist of the following: cost of sales (exclusive of depreciation and amortization), selling, general and administrative expenses, depreciation and amortization, and interest expense.

Our most significant cost is cost of sales (exclusive of depreciation and amortization), which includes the cost to purchase the products we distribute, freight in and freight out and services provided by third parties to prepare the product for sale. Our product costs are reduced by vendor discounts and purchase incentives. We buy and pay for most of our products on standard commercial terms (e.g., payment typically due within 30 to 60 days).

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

Depreciation and amortization consists of amortization of acquired other intangible assets, including customer relationships and backlog, and the depreciation of property, plant and equipment including leasehold improvements, capitalized leases, and picking and lifting equipment.

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

Revenue recognition

Revenue is recognized on products’ sales when the customer takes title and assumes risk of loss. Revenue is recorded, net of discounts, sales incentives, value added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed upon terms and conditions by the customer during each period.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements. We consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. For example, during 2006, our financial statements were impacted by a $0.7 million increase in our accounts receivable allowance related to the bankruptcy of a customer.

Inventories

We state our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition, based on purchase cost on a weighted average cost basis. We write down inventory for damaged, slow-moving and unmarketable inventory to reflect the difference between the cost of the inventory and the estimated market value. We regularly review our inventory on hand and reduce inventory as considered necessary based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. Uncertainties with respect to the inventory valuation are inherent in the preparation of financial statements. For example, during 2000, 2001 and 2002, there was considerable construction activity for merchant power plants to which we supplied specialized pipe and fittings. In 2003, because of the uncertainties in the energy industries, power generation projects were cancelled, stopped or delayed, and costs for steel products fell with the diminished demand. This collapse was associated with the sudden decrease of energy infrastructure following the Enron collapse and the bankruptcy of

Enron in 2002. As a result, in 2003, our financial results included a $2.4 million write-down of inventory associated with the collapse of the power generation construction market and the lack of an active market for certain related products.

Goodwill and other intangible assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. As of December 31, 2006, the goodwill and other intangible assets with indefinite lives, tradenames and trademarks, balance was $36.8 million, representing 14.8% of total assets.

We account for goodwill under the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. (“SFAS No.”) 142, Goodwill and Other Intangible Assets. Under these rules we test goodwill and other intangibles with indefinite lives for impairment annually or at any other time when impairment indicators exist. As of January 1, 2007, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value including goodwill. As a result of the test, we believe the goodwill on our balance sheet is not impaired. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We estimate future cash flows at the reporting unit level. A key assumption that we make is that our business will grow at approximately 10% per year for the next three years and approximately 5% to 4% thereafter, adjusted for the current economic outlook. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

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

As of December 31, 2006 and December 31, 2005, our long-lived assets, including property, plant and equipment and customer relationships, were $32.1 million and $32.3 million, representing 12.9% and 14.5% of total assets, respectively. If the useful lives of our customer relationship intangible assets, our largest long-lived asset which is amortized over approximately 7 years, were reduced by one year, operating income and net income would have been reduced by $0.7 million and $0.4 million, respectively, for the year ended December 31, 2006.

Share-based payments

Prior to January 1, 2006, we issued stock-based compensation in the form of restricted common partnership units to certain members of management and a director. We accounted for these restricted common units by applying the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which required us to recognize compensation expense related to this employee stock-based compensation. After January 1, 2006, we account for these stock based compensation grants using the fair value recognition provision of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Stock-based compensation expense is measured as the difference between the fair value of the award at grant date and the exercise price to be paid by the holder. No amounts are paid by management or directors to obtain the restricted common units.

The fair value of restricted common units granted was estimated by management and/or our controlling shareholder, JCP, using an internal valuation methodology. We believe that our management team and JCP had the appropriate expertise and experience to perform such analyses; and we utilized a market approach to estimate our enterprise value using estimates of earnings before interest, taxes, depreciation and amortization “EBITDA” multiplied by relevant market multiples, adjusted to take into account particular characteristics of our businesses. We used market multiples of companies that we believed to be most comparable to our business.

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

We recorded a valuation allowance in 2002 against a portion of deferred tax assets because management believed that the deferred tax assets related to goodwill impairment (see Note 10 to our audited consolidated financial statements included elsewhere in this report) would not more than likely be realized in full through future operating results and the reversal of taxable timing differences. Based on operating results for the year ended December 31, 2004 and projected operating results for the years ended December 31, 2005 and 2006, management believed this was no longer the case, and the valuation allowance was reversed as of December 31, 2004. This resulted in an increase in the deferred tax asset and a related decrease in income tax expense of $7.1 million.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future US federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the US federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new legislation and regulations are enacted.

Results of Operations

2006 Financial Overview

Our financial results for the year ended December 31, 2006 were positively impacted by various factors including:

•

sustained high oil and gas prices, which have driven increased capital expenditures by the customers we serve, predominantly in the oil and gas production and the natural gas gathering and transmission sector;

•	increases in the price of and demand for other natural resources, particularly phosphate;

•	increased demand for alternative fuels in North America particularly ethanol; and

•	increases in sales prices, particularly for our alloy products, because of limited availability of certain products and demand for specialty materials used in the energy infrastructure industry.

We grew sales 41.2% to $397.7 million in 2006 from $281.7 million in 2005. This increase was primarily the result of strong demand driven by the energy markets, changes in sales product mix, $44.6 million in sales from acquisitions, and increased sales prices for alloy products.

Operating income in 2006 increased $24.4 million to $34.1 million from $9.7 million in 2005. Operating income in 2006 includes $5.3 million of amortization related to other intangible assets. Operating income in 2005 included $12.0 million in Buy-out Transaction-related expenses, $3.2 million in amortization of other intangible assets, and a $1.7 million purchase price adjustment to cost of sales. The increase in operating income was primarily the result of increased volumes and higher margins for carbon products, a change in sales mix with higher margin products, the introduction of a new alloy product line, and increased operating income from the acquisitions of Western Flow Products, Inc. (“Western Flow”) and Murray International Metals, Inc. (“MIM US”).

Cash on hand at December 31, 2005 and cash from operations in 2006, provided sufficient cash to make the scheduled $13.4 million interest payment on our senior secured notes and to meet working capital needs.

The following table provides our statements of operations, our sales to international customers and our sales, operating profits and cost of sales as a percentage of sales for our operating segments. The table shows the segments as they are reported to management, and they are consistent with the segment reporting in Note 12 to our audited consolidated financial statements included elsewhere in this report. The period-to-period comparisons of financial results are not necessarily indicative of future results, or in the case of the interim periods, results for a full year.

	Successor	Successor	Predecessor	Non-GAAP combined	Predecessor
(dollars in thousands)	Year Ended December 31, 2006	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	Twelve months ended December 31, 2005	Year Ended December 31, 2004
Sales	$397,682	$262,746	$18,945	$281,691	$207,821
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	318,825	209,463	14,153	223,616	155,357
Selling, general, and administrative expense	37,122	28,297	14,364	42,661	32,009
Depreciation and amortization expense	7,640	5,466	201	5,667	2,400

Total operating expenses	363,587	243,226	28,718	271,944	189,766
Income (loss) from operations	34,095	19,520	(9,773)	9,747	18,055
Other income (expense)	500	(308)	(50)	(358)	106
Interest expense	(15,682)	(11,334)	(333)	(11,667)	(5,163)

Income (loss) from continuing operations before income tax expense	18,913	7,878	(10,156)	(2,278)	12,998
Income tax expense (benefit)	6,974	2,849	(1,916)	933	(3,211)

Income (loss) from continuing operations	11,939	5,029	(8,240)	(3,211)	16,209

Preferred interest and dividend requirement	(1,392)	(1,703)	(190)	(1,893)	(2,206)

Net income (loss)	$10,547	$3,326	$(8,430)	$(5,104)	$14,003

Segment Sales
Alloy Products	$114,556	$72,380	$4,214	$76,594	$52,252
Carbon Products	283,126	190,366	14,731	205,097	155,569

Total	$397,682	$262,746	$18,945	$281,691	$207,821

Segment Operating Income (Loss)
Alloy Products	$15,620	$9,786	$960	$10,746	$5,309
Carbon Products	28,018	17,439	1,980	19,419	21,844
General Corporate	(9,543)	(7,705)	(12,713)	(20,418)	(9,098)

Operating Profits (Losses)	$34,095	$19,520	$(9,773)	$9,747	$18,055

Segment Operating Income (Loss) as a Percentage of Segment Sales
Alloy Products	13.6%	13.5%	22.8%	14.0%	10.2%
Carbon Products	9.9%	9.2%	13.4%	9.5%	14.0%
Total	8.6%	7.4%	(51.6)%	3.5%	8.7%
Sales to International Customers	$56,086	$36,355	$2,253	$38,608	$16,525
International Sales as a Percentage of Total Sales	14.1%	13.8%	11.9%	13.7%	8.0%
Net cash (used in) provided by
Cash Flows – Operating activities	$(12,700)	$9,527	$4,249	$13,776	$5,849
Cash Flows – Investing activities	(1,748)	(135,943)	(1)	(135,944)	(1,036)
Cash Flows – Financing activities	(1,012)	144,429	(1,477)	142,952	(7,803)

Year Ended December 31, 2006 Compared to Combined Twelve Months Ended December 31, 2005

Sales

Reporting Segment	Fiscal 2006	Non-GAAP Combined Twelve Months Ended December 31, 2005	% Increase
	(dollars in thousands)
Alloy Products	$114,556	$76,594	49.6%
Carbon Products	283,126	205,097	38.0%

Total	$397,682	$281,691	41.2%

Overall. For the year ended December 31, 2006, our sales increased $116.0 million, or 41.2%, to $397.7 million compared to the combined twelve months ended December 31, 2005. The increase in sales was primarily the result of sustained high oil and gas prices, which drive capital expenditures and maintenance projects for the products that we supply, predominantly in the oil and gas production and the natural gas gathering and transmission sectors; of increased demand for alternative energy, particularly the production of ethanol; price increases for natural resources, particularly phosphate; and increases in sales prices, particularly for our alloy products because of limited product availability driven by demand for specialty materials used in the energy infrastructure industry. The increase in sales also reflects the operating results of the acquisition of Western Flow and MIM US, which contributed a combined $44.6 million in sales.

Sales order backlog increased from $88.6 million at December 31, 2005 to $126.8 million at December 31, 2006. The increase was primarily due to increased new project and expansion spending by gas transmission and ethanol production markets and as a result of the acquisition of MIM US in late 2005. Our backlog has also expanded to include sales orders for projects that typically have a longer term from the date of sales order to shipment, as opposed to maintenance and repair orders which tend to ship quickly. As a result, project orders may have a significant impact on our backlog, and ultimately our sales, from period to period. Project orders are driven by scheduled shipment dates and planned major capital expenditures, as opposed to quick-ship inventory orders used primarily for daily customer repair and maintenance activity.

Alloy Products. For the year ended December 31, 2006, alloy product sales increased $38.0 million, or 49.6%, to $114.6 million compared to the combined twelve months ended December 31, 2005. This increase was the result of the Western Flow acquisition that contributed $14.1 million in sales driven by energy infrastructure projects in Canada, increased demand for products for construction of alternative fuel refining capacity, increased demand in the petrochemical sector, and sales price increases, particularly stainless steel pipe.

Carbon Products. For the year ended December 31, 2006, carbon product sales increased $78.0 million, or 38.0%, to $283.1 million compared to the combined twelve months ended December 31, 2005. This increase was driven by $30.5 million in sales contributed by the MIM US acquisition, an increase in sales volume of high yield pipe and fittings to the gas transmission market, increased activity in the alternative energy sector, an increase in demand for our products supplied to the phosphate mining industry, and to a lesser extent, sales price increases.

Operating Income (Loss)

Reporting Segment	Fiscal 2006	Non-GAAP Combined Twelve Months Ended December 31, 2005
	(dollars in thousands)
Alloy Products	$15,620	$10,746
Carbon Products	28,018	19,419
General Corporate	(9,543)	(20,418)

Total	$34,095	$9,747

Overall. Our operating income for the year ended December 31, 2006 increased $24.3 million to operating income of $34.1 million compared to the combined twelve months ended December 31, 2005. The increase in consolidated operating income was primarily the result of increased volumes and higher margins for carbon products; a change in sales product mix with higher margin products; the introduction of a new alloy product line; increased operating income from the acquisitions of Western Flow and MIM US; and approximately $12.0 million in Buy-out Transaction related expenses incurred in the combined twelve months ended December 31, 2005, which expenses did not occur in the same period in 2006. Operating income was partially offset by increased amortization expense of other intangible assets of $2.1 million related to the Buy-out Transaction and the MIM US acquisition, and an increase in general corporate expenses related to employee and facility costs and to business development efforts.

Alloy Products. Our alloy products operating income for the year ended December 31, 2006 was $15.6 million, a $4.9 million increase from the combined twelve months ended December 31, 2005. The increase was primarily the result of increased sales volumes with corresponding margin increases, the introduction of a new alloy product line and margin increases related to sales driven by the Western Flow acquisition, partially offset by a $1.1 million increase in amortization related to other intangible assets and by an increase in selling, general and administrative expenses related to the acquisition of Western Flow. Operating income was also negatively impacted by a $0.7 million increase in our allowance for uncollectible accounts as the result of the bankruptcy of a significant customer.

Carbon Products. Our carbon products operating income for the year ended December 31, 2006 was $28.0 million, an increase of $8.6 million from the combined year ended December 31, 2005. The increase in operating income was driven by increases in margins from increased sales to the gas gathering and transmission industry, improved overall margins as a result of extended mill delivery times, a change in sales product mix with higher margins, and by the acquisition of MIM US. This increase in operating income was partially offset by a $4.2 million increase in amortization related to other intangible assets and an increase in selling, general and administrative expenses related to the acquisition of MIM US.

General Corporate. General corporate operating loss decreased from $20.4 million for the combined year ended December 31, 2005 to $9.5 million for the year ended December 31, 2006 as a result of the $12.0 million Buy-out Transaction related expenses incurred in the combined year ended December 31, 2005, which did not occur in the same period in 2006, offset by an increase in employee and facility expenses related to the Western Flow and MIM US acquisitions, an increase in travel expenses related to business development efforts, and an increase in our employee bonus plan accrual, which increase has been supported by the current year growth and performance of the Company.

Other income (expense)

Other income (expense) for the year ended December 31, 2006 of $0.5 million is comprised of recognized gains on foreign currency exchange forward contracts.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2006 increased $4.0 million, or 34.4%, to $15.7 million from $11.7 million for the combined year ended December 31, 2005. The increase in interest expense was the result of the issuance of an additional $31 million of senior secured notes in December 2005 and borrowings under our revolving line of credit during the second and third quarters in 2006, partially offset by the retirement of $47.7 million of revolving line of credit and term loan debt on February 1, 2005. Additionally, interest expense for the year ended December 31, 2006 includes $1.7 million of deferred financing costs amortization compared to $1.1 million of deferred financing costs amortization for the combined year ended December 31, 2005.

Income Tax Expense

Income tax expense was $7.0 million for the year ended December 31, 2006 compared to income tax expense of $0.9 million for the combined year ended December 31, 2005. The effective tax rate was approximately 36.6% for the year ended December 31, 2006, and was approximately 36.2% for the period February 1, 2005 to December 31, 2005 and (18.9%) for the period January 1, 2005 to January 31, 2005. The increase for the year ended December 31, 2006 is primarily the result of an increase in state income taxes. The effective tax rate for the period January 1, 2005 to January 31, 2005 was impacted by Buy-out Transaction related expenses, for which a portion were non-deductible for income tax purposes.

Preferred Stock Dividends and Related Charges

On September 30, 2006, all outstanding redeemable preferred stock was contributed to Paid-in Capital by the Company’s shareholder, Edgen/Murray, L.P. As a result, preferred stock dividends decreased to $1.4 million for the year ended December 31, 2006 compared to $1.9 million for the combined year ended December 31, 2005.

Combined Twelve Months December 31, 2005 Compared to Fiscal 2004

Sales

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005	Fiscal 2004	% Increase
	(dollars in thousands)
Alloy Products	$76,594	$52,252	46.6%
Carbon Products	205,097	155,569	31.8%

Total	$281,691	$207,821	35.5%

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

Operating Income (Loss)

Reporting Segment	Non-GAAP Combined Twelve Months Ended December 31, 2005	Fiscal 2004
	(dollars in thousands)
Alloy Products	$10,746	$5,309
Carbon Products	19,419	21,844
General Corporate	(20,418)	(9,098)

Total	$9,747	$18,055

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

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our total indebtedness, excluding any related discount, was $136.2 million and $136.4 million at December 31, 2006 and December 31, 2005, respectively. Under our revolving credit facility, we had approximately $20.0 million available for borrowings and other commitments as of December 31, 2006.

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

	(dollars in thousands)
	Successor	Successor	Predecessor	Non-GAAP Combined
	Year Ended December 31, 2006	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	Twelve Months Ended December 31, 2005
Net cash (used in) provided by:
Cash flows - operating activities	$(12,700)	$9,527	$4,249	$13,776
Cash flows - investing activities	(1,748)	(135,943)	(1)	(135,944)
Cash flows - financing activities	(1,012)	144,429	(1,477)	142,952

Year Ended December 31, 2006 Compared to Combined Twelve Months Ended December 31, 2005

Operating Activities. Net cash outflows from operating activities were $12.7 million for the year ended December 31, 2006, compared with net cash inflows of $13.8 million for the combined year ended December 31, 2005. The increase in net cash outflows from operating activities is primarily the result of increased working capital requirements, including the purchase of inventory as a result of sales increases to customers and higher inventory costs.

Investing Activities. Net cash outflows from investing activities were $1.7 million for the year ended December 31, 2006, compared with net cash outflows from investing activities of $135.9 million for the combined year ended December 31, 2005. The reduction in cash outflows is the result of no acquisitions made during the year ended December 31, 2006 compared to the Buy-out Transaction, and the acquisitions of Western Flow and MIM US for a combined cash purchase price of approximately $135.4 million during 2005. Capital expenditures increased to $1.6 million for the year ended December 31, 2006 compared to $1.3 million for the same period in 2005 in support of increased facilities and equipment related to our Canadian operations, and corporate expenditures related to information technology infrastructure.

Financing Activities. Net cash outflows from financing activities were $1.0 million for the year ended December 31, 2006, compared with net cash inflows of $143.0 million from financing activities during the combined twelve months ended December 31, 2005. The decrease in cash inflows from financing activities is due primarily to the issuance of the senior secured notes in connection with the Buy-out Transaction, and the MIM US acquisition, and the issuance of common and preferred stock for the combined twelve months ended December 31, 2005, which did not occur during the year ended December 31, 2006.

Preferred stock dividends

Preferred stock dividends were $1.4 million for the year ended December 31, 2006 as compared to $1.9 million for the combined twelve months ended December 31, 2005. As of December 17, 2005, all of the redeemable preferred stock was held by Edgen/Murray, L.P., and on September 29, 2006, the redeemable preferred stock and accumulated accrued dividends with a combined value of approximately $24.7 million was contributed to Edgen. This transaction resulted in a decrease in redeemable preferred stock and a corresponding increase in additional paid in capital included within shareholder’s equity.

Indebtedness

Senior Secured Notes. We have outstanding $136.0 million aggregate principal amount of 9 7/8% Secured Senior Notes due 2011. Total cash interest payments required under the senior secured notes are in excess of $13.4 million on an annual basis. The indenture governing the senior secured notes contains various covenants that limit our discretion in the operation of our business. It, among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens and enter into certain transactions with affiliates; (ii) places restrictions on our ability to pay dividends or make certain other restricted payments; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. The indenture provides for a restricted payment pool out of which we are permitted to make certain restricted payments, including cash dividends, provided that no event of default has occurred and we would be able to incur additional indebtedness under the applicable restrictive covenant. The restricted payment pool is generally an amount calculated based on 50% of our consolidated net income, as defined in the indenture, and earned during the period beginning February 1, 2005 and ending on the last day of the most recent fiscal quarter prior to the restricted payment, as adjusted and subject to certain exceptions as provided in the indenture. Any future domestic subsidiaries of ours will be required to fully and unconditionally guarantee the senior secured notes on a joint and several basis. The senior secured notes and the related guarantees are secured by liens on substantially all of our assets and the assets of any future domestic restricted subsidiaries of ours (other than certain excluded assets such as our leasehold interests and the capital stock of any of our future subsidiaries). These liens, in the case of assets consisting of inventory, accounts receivable and certain related assets, are contractually subordinated to liens thereon that secure our revolving credit facility. Neither Edgen/Murray, L.P. nor MIM UK guarantees the senior secured notes.

Senior Credit Facility. On February 1, 2005, we entered into a five-year $20.0 million senior secured revolving credit facility, with a $5.0 million sublimit for letters of credit. Interest accrues on borrowings (at our option) at either (i) the prime rate of interest announced by the administrative agent (8.25% at December 31, 2006), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (7.32% at December 31, 2006). We must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. There were no borrowings under the Credit Agreement as of December 31, 2006. The revolving credit facility contains various affirmative and negative covenants, including limitation on additional indebtedness and liens, the making of distributions, loans and advances, transactions with affiliates, dispositions or mergers, and the sale of assets. We borrowed approximately $2.7 million under the revolving credit facility in connection with the consummation of the Buy-out Transaction. As of December 31, 2006 and 2005, we had no borrowings outstanding under the revolving credit facility. The revolving credit facility is secured by a first priority security interest in all of our and any of our future domestic subsidiaries’ working capital assets, which security interest is contractually senior to the liens on such assets securing the senior secured notes, and by a second priority security interest in substantially all of our and any of our future domestic subsidiaries’ other assets (other than certain excluded assets such as our leasehold interests and the capital stock of our existing and future subsidiaries), which security interest is contractually subordinated to the liens on such assets securing the senior secured notes.

As of December 31, 2006, we were in compliance with the covenants contained in the Senior Secured Notes and the Senior Credit Facility.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 31, 2006:

	Actual Payments Due by Period
Contractual Obligations	Fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Fiscal 2012 and Thereafter	TOTAL
	(dollars in thousands)
Long term debt(1)	$13,575	$26,908	$162,860	$—	$203,343
Operating lease obligations	1,685	2,523	1,692	1,167	7,067
Purchase commitments(2)	171,539	—	—	—	171,539

Total	$186,799	$29,431	$164,552	$1,167	$381,949

(1)	Includes interest obligations on the senior secured notes at an interest rate of 9.875% per annum and assumes no borrowings under our revolving credit facility.

(2)	Includes purchase commitments for inventory. As of December 31, 2006, our sales order backlog was approximately $126.8 million. Both our purchase commitments and sales order backlog have been impacted by several outstanding large customer orders as of December 31, 2006.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN No. 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN No. 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We will adopt FIN No. 48 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our consolidated results of operations, financial position, and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities SFAS No. 155 resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our consolidated results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a single authoritative definition of fair value, sets out a frame-work for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated results of operations, financial position, and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on an instrument by instrument or contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS No. 159 is effective at the beginning of the fiscal year that begins after November 15, 2007. We have not yet determined the impact that the implementation of SFAS No. 159 will have on our consolidated results of operations, financial position, and cash flows.

Related Party Transactions

See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Financial Instruments

In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of December 31, 2006, we had one contract related to a purchase of inventory that matures in May 2007 to purchase a notional amount of $6.3 million of foreign currency. During the third quarter of 2006, we also had five contracts related to the purchases of inventory and five contracts related to the sale of inventory, which contracts matured in varying increments.

As of December 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the year ended December 31, 2006, we recognized a gain of $0.5 million in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of December 31, 2006.

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

Seasonality

Some of our customers may be in seasonal businesses, especially those customers who purchase our products for use in new capital expenditure projects at refineries, oil and gas infrastructure, and processing and power generation plants. As a consequence, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. However, because of our geographic, product and customer diversity, our operations have not shown any material seasonal trends. We believe that our significant operations in the milder southern climates moderate our seasonality. In addition, our sales to MRO distributors, who tend not to be seasonal purchasers, mitigate the overall effects of seasonality on our business. Sales in the months of November and December traditionally have been lower than in other months because of a reduced number of working days for shipments of our products and holiday closures for some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.

Capital Expenditures

We currently do not expect to have any significant capital expenditures or upgrades in the near future. Our maintenance capital expenditures have averaged approximately $1.4 million over the past three years, and management expects annual capital expenditures to remain consistent with prior year amounts in 2007 and 2008.

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

Interest Rate Risk. As of December 31, 2006, we have no borrowings under our revolving credit facility, which bears interest at several alternative variable rates as stipulated in the revolving credit facility.

Foreign Currency Risk. Substantially all of our net sales and expenses are denominated in U.S. dollars. From time to time, we seek to mitigate our exposure to exchange rate movements on transactions denominated in foreign currencies by entering into foreign currency forward exchange contracts. As of December 31, 2006, we had one contract related to a purchase of inventory that matures in May 2007 to purchase a notional amount of $6.3 million of foreign currency. We do not monitor our foreign currency forward exchange contracts for hedge effectiveness. As of December 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the year ended December 31, 2006, we recognized a gain of $0.5 million in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Credit risk. Our credit risk on liquid resources and derivative financial instruments is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. We have no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Edgen Murray Corporation—Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets at December 31, 2006 and 2005	40
Consolidated Statements of Operations for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004	41
Consolidated Statements of Shareholder’s Equity (Deficit) for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004	42
Consolidated Statements of Cash Flows for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004	43
Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Edgen Murray Corporation

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Edgen Murray Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Edgen Murray Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

New Orleans, Louisiana

March 30, 2007

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,302,609	$18,013,533
Accounts receivable—net of allowance for doubtful accounts of $1,020,307 and $128,573, respectively	47,322,643	41,862,061
Accounts receivable—affiliated	468,911	19,483
Inventory	115,111,830	81,003,469
Income tax receivable	474,601	21,551
Prepaid expenses and other current assets	3,684,962	1,112,337
Deferred tax asset—net	3,028,307	1,670,166

Total current assets	172,393,863	143,702,600
PROPERTY, PLANT AND EQUIPMENT — net	10,442,160	11,258,703
GOODWILL	32,738,437	37,126,769
OTHER INTANGIBLES	25,740,502	23,424,188
OTHER ASSETS	169,156	177,581
DEFERRED FINANCING COSTS	7,008,974	8,345,417

TOTAL	$248,493,092	$224,035,258

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$—	$488,748
Accounts payable	51,307,056	41,213,411
Accounts payable—affiliated	1,442,205	218,094
Accrued expenses and other current liabilities	9,279,160	9,382,103
Accrued interest payable	5,650,052	5,600,278
Current portion of long-term debt	145,399	160,984

Total current liabilities	67,823,872	57,063,618
DEFERRED TAX LIABILITY—net	3,841,078	2,775,879
LONG-TERM DEBT	134,876,700	134,807,164

Total liabilities	206,541,650	194,646,661
Redeemable preferred stock—Series A Cumulative Compounding, $.01 par value, 40,000 shares authorized and designated, 21,600 shares issued and outstanding as of December 31, 2005	—	23,303,400
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY:
Common stock—$.01 par value, 5,000,000 shares authorized; 2,681,564 shares issued and outstanding as of December 31, 2006 and 2005, respectively	26,816	26,816
Paid-in capital	27,919,748	2,654,749
Accumulated comprehensive income	132,681	77,971
Retained earnings	13,872,197	3,325,661

Total shareholder’s equity	41,951,442	6,085,197

TOTAL	$248,493,092	$224,035,258

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2006, Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to

January 31, 2005, and Year Ended December 31, 2004

	Successor		Predecessor
	2006	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004
Sales	$397,682,103	$262,745,937	$18,944,787	$207,820,561
Operating expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	318,825,318	209,462,849	14,153,065	155,357,167
Selling, general, and administrative expense	37,122,016	28,297,314	14,364,259	32,008,456
Depreciation and amortization expense	7,639,677	5,466,123	200,644	2,399,569

Total operating expenses	363,587,011	243,226,286	28,717,968	189,765,192

Income (loss) from operations	34,095,092	19,519,651	(9,773,181)	18,055,369
Other income (expense):
Other income (expense)	500,151	(307,644)	(49,886)	105,752
Interest expense, net	(15,682,263)	(11,334,155)	(333,288)	(5,162,981)

Income (loss) from operations before income tax expense (benefit)	18,912,980	7,877,852	(10,156,355)	12,998,140
Income tax expense (benefit)	6,974,144	2,848,791	(1,916,508)	(3,210,865)

Net income (loss)	11,938,836	5,029,061	(8,239,847)	16,209,005
Preferred interest and dividend requirement	(1,392,300)	(1,703,400)	(189,949)	(2,205,864)

Net income (loss) applicable to common shareholders	$10,546,536	$3,325,661	$(8,429,796)	$14,003,141

See accompanying notes to consolidated financial statements.

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

Year Ended December 31, 2006, Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to

January 31, 2005, and Year Ended December 31, 2004

	Class A Common Stock	Class B Common Stock	Paid-In Capital	Unearned Stock-based Compensation	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR
Balance—January 1, 2004	$43,079	$5,055	$22,578,191	$—	$(1,089,082)	$—	$(45,746,138)	$(1,324,049)	$(25,532,944)
Payment of Shareholder Notes	—	—	—	—	1,089,082	—	—	—	1,089,082
Net income	—	—	—	—	—	—	16,209,005	—	16,209,005
Repurchase of Class A Common Stock	—	—	—	—	—	—	—	(1,313,561)	(1,313,561)
Preferred dividend requirement	—	—	—	—	—	—	(2,205,864)	—	(2,205,864)

Balance - December 31, 2004	43,079	5,055	22,578,191	—	—	—	(31,742,997)	(2,637,610)	(11,754,282)
Preferred dividend requirement	—	—	—	—	—	—	(189,949)	—	(189,949)
Net loss	—	—	—	—	—	—	(8,239,847)	—	(8,239,847)

Balance - January 31, 2005	$43,079	$5,055	$22,578,191	$—	$—	$—	$(40,172,793)	$(2,637,610)	$(20,184,078)

SUCCESSOR
Balance - February 1, 2005	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	5,029,061	—	5,029,061
Other comprehensive income:
Foreign translation adjustments, net of tax of $19,494	—	—	—	—	—	77,971	—	—	77,971

Comprehensive income	—	—	—	—	—	—	—	—	5,107,032
Issuance of Class A common stock	24,000	—	2,376,000	—	—	—	—	—	2,400,000
Issuance of stock based compensation	2,816	—	278,749	(281,565)	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	281,565	—	—	—	—	281,565
Preferred dividend requirement	—	—	—	—	—	—	(1,703,400)	—	(1,703,400)

Balance – December 31, 2005	26,816	—	2,654,749	—	—	77,971	3,325,661	—	6,085,197
Net income	—	—	—	—	—	—	11,938,836	—	11,938,836
Other comprehensive income:
Foreign translation adjustments	—	—	—	—	—	54,710	—	—	54,710

Comprehensive income	—	—	—	—	—	—	—	—	11,993,546
Contributed Capital by Edgen/Murray, L.P.:
Redeemable preferred stock	—	—	24,695,700	—	—	—	—	—	24,695,700
Stock-based compensation	—	—	569,299	—	—	—	—	—	569,299
Preferred dividend requirement	—	—	—	—	—	—	(1,392,300)	—	(1,392,300)

Balance – December 31, 2006	$26,816	$—	$27,919,748	$—	$—	$132,681	$13,872,197	$—	$41,951,442

See accompanying notes to consolidated financial statements

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2006, Period February 1, 2005 to December 31, 2005, Period January 1, 2005 to

January 31, 2005, and Year Ended December 31, 2004

	Successor		Predecessor
	2006	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$11,938,836	$5,029,061	$(8,239,847)	$16,209,005
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,639,677	5,466,123	200,644	2,399,569
Amortization of deferred financing costs	1,680,211	1,131,496	35,272	1,519,002
Accretion of discount on long-term debt	214,995	8,914	—	—
Stock-based compensation expense	569,299	281,565	—	—
Provision for doubtful accounts	878,099	192,299	26,700	352,701
Inventory purchase price allocation adjustment	265,876	1,687,557	—	—
Deferred income tax benefit	(3,272,764)	(895,278)	—	(4,374,297)
(Gain) loss on foreign currency transactions	(62,502)	130,914	—	—
Loss (gain) on sale of property, plant and equipment	68,294	104,150	—	(333)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,849,453)	(5,898,360)	1,990,700	(10,926,726)
Increase in inventories	(34,430,193)	(11,248,142)	(3,183,716)	(4,486,412)
(Increase) decrease in prepaid expenses and other current assets	(2,549,159)	2,733,628	(2,951,174)	951,480
Increase (decrease) in accounts payable	11,611,507	5,576,961	6,317,806	(97,290)
Increase (decrease) in accrued liabilities and other expenses	777,070	(351,259)	11,695,123	4,216,373
(Decrease) increase in income tax payable	(674,198)	897,987	775,482	—
(Increase) decrease in income tax receivable	(452,819)	4,659,435	(2,418,165)	185,502
(Increase) decrease in other	(53,185)	20,418	—	(100,000)

Net cash (used in) provided by operating activities	(12,700,409)	9,527,469	4,248,825	5,848,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Edgen Corporation - net of cash acquired	—	(121,836,030)	—	—
Purchase of Western Flow Products, Inc. - net of cash acquired	(451,469)	(1,746,201)	—	—
Purchase of Murray International Metals, Inc. - net of cash acquired	—	(11,049,097)	—	—
Purchase of property, plant and equipment	(1,366,294)	(1,315,012)	(4,079)	(1,111,757)
Proceeds from the sale of capital assets	69,645	3,422	3,000	75,800

Net cash used in investing activities	(1,748,118)	(135,942,918)	(1,079)	(1,035,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of discount	—	134,605,000	—	1,500,000
Proceeds from issuance of common stock	—	2,400,000	—	—
Proceeds from issuance of preferred stock	—	21,600,000	—	—
Proceeds from debt issuance under $20.0 million revolving credit agreement	35,552,199	26,691,569	—	—
Principal payments under $20.0 million revolving credit agreement	(35,552,199)	(26,691,569)	—	—
Proceeds from debt issuance – net of payments under $55.5 million revolving credit agreement	—	—	116,438	1,635,175
Deferred financing costs	(343,768)	(9,476,913)	—	(1,431,623)
Principal payments on notes payable and long-term debt	(165,257)	(5,179,749)	(232,072)	(6,225,056)
Purchase of common stock for treasury	—	—	—	(1,313,561)
Proceeds from repayment of shareholder notes	—	—	—	1,089,083
Redemption of preferred stock	—	—	—	(145,141)
(Decrease) increase in managed cash overdraft	(502,890)	480,644	(1,361,404)	(2,911,801)

Net cash (used in) provided by financing activities	(1,011,915)	144,428,982	(1,477,038)	(7,802,924)

Effect of foreign currency exchange rate on cash	(250,482)	—	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,710,924)	18,013,533	2,770,708	(2,990,307)
CASH AND CASH EQUIVALENTS (Beginning of year)	18,013,533	—	134,299	3,124,606

CASH AND CASH EQUIVALENTS (End of year)	$2,302,609	$18,013,533	$2,905,007	$134,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,878,025	$5,709,887	$280,629	$2,553,693

Income taxes	$11,451,549	$211,929	$—	$1,327,110

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital leases	$—	$87,538	$—	$—

Issuance of note payable in connection with acquisition of Western Flow Products, Inc.	$—	$246,407	$—	$—

Contribution of redeemable preferred stock by Edgen/Murray, L.P.	$24,695,700	$—	$—	$—

Contribution of stock-based compensation related to Edgen/Murray, L.P. restricted common units	$569,299	$—	$—	$—

Issuance of restricted stock	$—	$281,565	$—	$—

Dividends on preferred stock	$1,392,300	$1,703,400	$189,949	$2,205,864

See accompanying notes to consolidated financial statements.

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Edgen Corporation (“Edgen”) a Nevada corporation, was formed on November 30, 2000. On December 31, 2006, Edgen changed its name to Edgen Murray Corporation (“Edgen Murray Corporation” or the “Company”) and merged its U.S. subsidiaries, Edgen Carbon Products Group, L.L.C. (“Edgen Carbon”) and Edgen Alloy Products Group, L.L.C. (“Edgen Alloy”), into Edgen Murray Corporation. The Company’s Canadian subsidiary, Edgen Canada Inc., changed its name to Edgen Murray Canada Inc. (“Edgen Murray Canada”).

On February 1, 2005, Edgen Acquisition Corporation, a corporation newly formed by Jefferies Capital Partners (“JCP”) and certain members of Edgen management, purchased all of the outstanding capital stock of Edgen from its existing stockholders for an aggregate purchase price of approximately $124.0 million, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of fees and expenses. The acquisition was funded with proceeds to Edgen Acquisition Corporation from the issuance and sale of $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes (“Notes”) due 2011 and from an equity investment from funds managed by JCP and certain members of Edgen management. Concurrent with the purchase, Edgen entered into a new $20.0 million senior secured revolving credit facility.

Simultaneous with the acquisition and the related financing transactions, Edgen Acquisition Corporation was merged with and into Edgen Corporation, which survived the merger and became liable for all obligations under the Notes and borrowings under the new revolving credit facility. We refer to the acquisition of Edgen Corporation, the offering and issuance of the old notes, the equity investment, the related financing transactions and the merger collectively as the “Buy-out Transaction.” Edgen Corporation following the merger is referred to as the “Successor.” Edgen Corporation prior to the merger is referred to as the “Predecessor.”

On December 16, 2005, our stockholders organized a new holding company, Edgen/Murray L.P., to hold all of the outstanding equity interests of Edgen and a newly created company, Pipe Acquisition Limited (“PAL”), which acquired Murray International Metals Ltd. (“MIM UK”) on December 16, 2005. In a separate but related transaction, Edgen acquired Murray International Metals, Inc. (“MIM US”), the U.S. subsidiary of MIM UK. Edgen/Murray L.P. is a Delaware limited partnership and is controlled by funds managed by JCP. Additionally, certain members of Edgen’s management are officers of Edgen/Murray, L.P. In a common control transaction, the Edgen shareholders exchanged their direct ownership of Edgen for ownership interests in Edgen/Murray, L.P., which resulted in Edgen becoming a wholly owned subsidiary of Edgen/Murray, L.P. Prior to the formation of Edgen/Murray, L.P., Edgen was held directly by the Edgen shareholders. Edgen/Murray, L.P. is controlled by investment funds managed by JCP, the general partner. In connection with the MIM UK acquisition, Edgen/Murray, L.P. also issued additional partnership interests to the funds managed by JCP, to certain members of management of our company and MIM UK and the sellers of MIM UK.

The Company distributes and sells prime carbon steel pipe, alloy grade pipe, fittings and flanges, high grade structural tubes, sections and plates, and provides services for the applications of such pipe and steel products.

Basis of Presentation—The consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). The consolidated financial statements include the accounts of Edgen and its wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Our foreign subsidiary, Edgen Canada, maintains its accounting records in its local currency, the Canadian dollar (“CAD”). All of the assets and liabilities of this subsidiary (including long-term assets, such as goodwill) are converted to U.S. dollars with the effect of the foreign currency translation reflected in accumulated other comprehensive income, a component of shareholder’s equity (deficit), in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and SFAS No. 130, “Reporting Comprehensive Income.” Foreign transaction gains or losses are charged to income in the period the transactions are settled.

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

Accounts receivable—Accounts receivable from customers is shown net of allowance for doubtful accounts which reflects the Company’s estimate of the uncollectible accounts receivable based on the aging of specific customer receivable accounts.

Inventory—Inventory consists primarily of prime carbon steel pipe and plate, alloy grade pipe, fittings and flanges and structural sections and plates. Inventory is stated at the lower of cost or market (net realizable value). Cost is determined by the average cost method. Cost includes all costs incurred in bringing the product to its present location and condition, based on purchase cost on a weighted average cost basis. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is written off for obsolete, slow-moving or defective items where appropriate.

Property, plant and equipment—Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets, which range from less than one year to 7 years for leasehold improvements, 2 to 10 years for equipment and computers and 10 to 50 years for buildings and land improvements. For income tax purposes, accelerated methods of depreciation are used. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

Leases—The Company enters into both capital and operating lease agreements. Fixed assets held under lease agreements, which confer rights and obligations similar to those attached to owned assets, are capitalized as fixed assets and are depreciated over their economic lives. The capital elements of future lease obligations are recorded as liabilities, while the interest element is charged to the statement of operations over the period of the related capital lease obligation. Rentals under operating leases are charged to the statements of operations on a straight-line basis over the lease term, even if the payments are not made on such a basis.

Goodwill and other intangible assets—Goodwill represents the excess of the amount the Company paid to acquire a company over the estimated fair value of tangible assets and identifiable assets acquired, less liabilities assumed. Other identifiable intangible assets include customer relationships, tradenames, backlog, non-competition agreements and trademarks. Other identifiable intangible assets with finite useful lives are amortized to expense over the estimated useful life of the asset. Customer relationships, non-competition agreements, and backlog are amortized on a straight-line basis over their estimated useful lives: 7 years for customer relationships, 1 to 5 years for non-competition agreements, and within one year for backlog. Identifiable intangible assets with an indefinite useful life; including goodwill, tradenames and trademarks; are evaluated annually in the first quarter or more frequently if circumstances dictate, for impairment by comparison of their carrying amounts with the fair value of the individual assets. No goodwill, tradename or trademark impairment was identified in 2006, 2005, and 2004.

Impairment of long-lived assets—The Company assesses the impairment of long-lived assets, including property, plant and equipment and customer relationships, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

Deferred financing costs—Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the interest method. Deferred financing costs charged to the statements of operations as interest during the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005 and the year ended December 31, 2004 were $1,680,211, $1,131,491, $35,272, and $1,519,002, respectively.

Income taxes—Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue recognition—Revenue is recognized on products sales when products are shipped or at the time of delivery, depending on the terms of the sale and when the customer takes title and assumes risk of loss. Revenue is recorded, net of discounts, rebates, value added tax and similar taxes as applicable in foreign jurisdictions. Rebates and discounts to customers are determined based on the achievement of certain agreed-upon terms and conditions by the customer during each period. Shipping and handling costs incurred are included as a component of cost of sales (exclusive of depreciation and amortization) on the statement of operations.

Unit/share-based compensation—Prior to January 1, 2006, the Company accounted for its unit/share-based employee compensation plan which allowed for the granting of stock options and restricted stock/units using the intrinsic value-based method of accounting, as permitted, and disclosed, if material, pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted.

Effective, January 1, 2006, the Company began accounting for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method of accounting, and generally requires such transactions be accounted for using a fair-value based method. SFAS No. 123(R) permits use of option pricing models other than the Black-Scholes option pricing model. There was no impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 123(R) on January 1, 2006; however, for the year ended December 31, 2006, the Company recorded $569,299 in stock-based compensation (see Note 8).

Foreign currency—The Company’s foreign subsidiary maintains its accounting records in its functional currency. Monetary assets and liabilities in foreign currencies are translated into the relevant measurement currency for each entity/division at the rate of exchange at the balance sheet date. Transactions in foreign currencies are translated into the relevant measurement currency at the average rate of exchange during the period. Foreign currency transaction gains of $62,502 are included in the statement of operations for the year ended December 31, 2006, while an immaterial amount was included in the statement of operations for the period ended February 1, 2005 to December 31, 2005. The Company’s foreign currency transactions were not material prior to the acquisition of Western Flow in July 2005.

The results of foreign operations, whose functional currency is not the US dollar, are translated at the average rates of exchange during the period and their assets and liabilities at the rates at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of the Statement of Shareholders’ Equity (Deficit) in accordance with the SFAS No. 52, Foreign Currency Translation and SFAS No. 130, Reporting Comprehensive Income. Foreign transaction gains or losses are charged to net income (loss) in the period the transactions are settled.

Derivative financial instruments—The Company enters into foreign currency forward exchange contracts to minimize its foreign exchange risks associated with certain inventory purchase transactions and sales which are denominated in a foreign currency (primarily the Euro). The Company does not enter into any financial instruments for investment or speculative purposes.

Monetary assets and liabilities denominated in foreign currencies at each period end are reported at the rates of exchange prevailing at the balance sheet date and all derivatives are carried at fair value on the balance sheet. The

Company has not designated any of its derivative instruments as qualifying hedge instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, all gains and losses arising from changes in the fair value of derivatives are charged or credited in determining net income (loss) and are accounted for as other income (loss) on the consolidated statement of operations.

Other comprehensive income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders.

Fair values of financial instruments—The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short maturity of those instruments. The fair value of long-term debt is based on market quotes or recent trades. The fair value of derivatives is based on the estimated amount the Company would receive or pay if the transaction was terminated, taking into consideration prevailing exchange rates.

New accounting standards—From time to time, new accounting pronouncements are issued by the FASB which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards which are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN No. 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN No. 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN No. 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We will adopt FIN No. 48 in the first quarter of fiscal 2007. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our consolidated results of operations, financial position, and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on the Company’s consolidated results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which establishes a single authoritative definition of fair value, sets out a frame-work for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 does not impose any additional fair value measurements in financial statements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on our consolidated results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on an instrument by instrument or contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS No. 159 is effective at the beginning of the fiscal year that begins after

November 15, 2007. We have not yet determined the impact that the implementation of SFAS No. 159 will have on our consolidated results of operations, financial position, and cash flows.

2. ACQUISITIONS

Edgen Corporation

As described in Note 1, on February 1, 2005, Edgen Acquisition Corp. purchased all of the outstanding capital stock of Edgen from its existing shareholders for an aggregate purchase price of approximately $124,000,000, which included the assumption or repayment of indebtedness of Edgen but excluded the payment of certain fees and expenses. The acquisition was funded with (i) proceeds to Edgen Acquisition Corp. from the issuance and sale of $105,000,000, aggregate principal amount of 9 7/8% Senior Secured Notes due 2011, (ii) from a $21,610,000, equity investment from funds managed by JCP, (iii) $2,390,000, equity investment from funds received from Edgen management, and (iv) a payable to the sellers of approximately $2,975,000, based upon receipt of certain income tax refunds for the remainder of the purchase price. The goodwill and other intangible assets recorded in the Buy-out Transaction are not deductible for income tax purposes except for $6.2 million of goodwill (see Note 9).

As discussed in Note 1, Edgen Acquisition Corp. was merged with and into Edgen, which survived the merger and became liable for all obligations under the senior secured notes and any other borrowings. The acquisition of Edgen, the offering and issuance of the senior secured notes, the equity investment, the related financing transactions and the merger are referred to collectively as the “Buy-out Transaction.”

The estimated fair value of the assets acquired and liabilities assumed relating to the acquisition is summarized below:

Accounts receivable	$29,733,590
Inventory	63,097,410
Other current assets	17,982,343
Property, plant and equipment	12,110,055
Goodwill	22,047,680
Customer relationships	24,181,000
Tradenames	2,396,000
Other intangible assets	47,916
Accounts payable	(25,335,643)
Accrued expenses and other current liabilities	(12,959,496)
Deferred tax liability	(11,441,997)
Long-term debt	(22,828)

Purchase price (net of cash acquired of $3,582,737)	$121,836,030

The weighted average amortization period for customer relationships is 7 years. The weighted average amortization period for non-competition agreements is less than one year. The weighted average amortization period for total intangible assets subject to amortization is approximately 7 years.

Western Flow Products, Inc.

On July 15, 2005, our subsidiary, Edgen Canada Inc., acquired the common stock of Western Flow Products, Inc. (“Western Flow”) for a purchase price of approximately $1,971,000 (2,400,000 CAD) consisting of a cash payment of approximately $1,725,000 (2,100,000 CAD) and the issuance of a note payable to the sellers for approximately $246,000 (300,000 CAD). An additional $451,469 (527,000 CAD) of purchase price that was contingent upon the achievement of a specified earnings threshold subsequent to the acquisition was paid upon achievement of that threshold. Western Flow is located in Edmonton, Alberta and is a specialty alloy pipe and components distributor primarily to the oil and gas, processing and power generation industries. The operations of this acquisition have been merged into the Company’s subsidiary, Edgen Canada Inc., and are included in our operating results from the date of the acquisition. The goodwill recorded in this acquisition is not deductible for income tax purposes.

The final purchase price allocation is summarized below:

Accounts receivable	$1,214,760
Inventory	877,727
Other current assets	6,065
Property, plant and equipment	31,647
Goodwill	1,137,907
Accounts payable	(680,759)
Accrued expenses and other current liabilities	(95,876)

Purchase price (net of cash acquired of $83)	$2,491,471

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

During the third quarter 2006, the Company finalized its purchase price allocation related to the MIM US acquisition. As of September 30, 2006, the purchase price allocation included the identification of other intangible assets, including customer relationships, tradenames, and backlog for which amortization related to these other intangibles was recorded during the nine months ended September 30, 2006. The final purchase price follows:

Accounts receivable	$5,180,054
Inventory	7,413,860
Other current assets	1,319
Property, plant and equipment	77,469
Goodwill	9,523,200
Customer relationships	4,789,000
Tradenames	1,694,000
Backlog	1,176,000
Other assets	33,318
Deferred tax asset	146,290
Accounts payable	(9,689,915)
Accrued expenses and other current liabilities	(1,172,268)
Current portion of long-term debt	(16,806)
Deferred tax liability	(2,959,794)
Note payable due to Murray International Holdings Ltd.	(5,146,630)

Purchase price (net of cash acquired of $10,847,763)	$11,049,097

The goodwill generated from the MIM US acquisition represents the potential to attract new customers to the combined organization, the potential for sales to customers in a concentrated market, the oil and gas industry, which is currently experiencing record growth that may be sustained in the near term, and the ability to offer new product to existing customers (cross-selling of alloy products and other specialty carbon products).

The weighted average amortization period for customer relationships is 7 years. The weighted average amortization period for backlog is less than one year. The weighted average amortization period for total intangible assets subject to amortization is approximately 6 years.

In connection with the Buy-out Transaction and the MIM US acquisition, the fair value of customer relationships and backlog have been derived using an income/excess earnings valuation method which is based on the assumption that earnings are generated by all of the tangible and intangible assets held by the Company. The income/excess earnings method estimates the fair value of an intangible asset by discounting its future cash flows and applying charges for contributory assets. Certain estimates and assumptions were used to derive the customer relationship intangible including future earnings projections, discount rates and customer attrition rates. In determining the fair value of backlog, the projected earnings from open sales orders as of the acquisition date was discounted back to the acquisition date. The useful lives for customer relationships has been estimated based on historical customer attrition rates while the useful life for backlog has been based on the scheduled delivery dates of the applicable open sales orders.

The fair value of tradenames was derived using a relief from royalty valuation method which assumes that the owner of intellectual property is “relieved” from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost saving that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates, and market royalty rates identified in similar recent transactions.

The following table reflects the pro forma revenue and net income (loss) for the periods presented as if the Buy-out transaction and the acquisitions of Western Flow and MIM US had taken place on January 1, 2005:

	(Unaudited)
	Successor	Predecessor
	Period February 1, 2005 to December 31, 2005	Period January 1, 2005 to January 31, 2005
Revenue	$293,601,000	$24,403,000

Net income (loss)	$5,510,000	$(8,162,000)

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Land and land improvements	$8,561,414	$8,462,322
Building	904,048	1,024,413
Equipment and computers	12,810,196	15,083,453
Leasehold improvements	764,868	798,974

	23,040,526	25,369,162
Less accumulated depreciation	(12,598,366)	(14,110,459)

Property, plant and equipment—net	$10,442,160	$11,258,703

Substantially all of the Company’s property, plant and equipment serves as collateral for the Company’s credit arrangements and long-term debt (see Note 6). Depreciation expense for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004 was $2,297,990, $2,265,398, $189,812, and $2,281,652, respectively.

4. INTANGIBLE ASSETS

Intangible assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Customer relationships	$21,636,754	$21,014,440
Tradenames	4,090,000	2,396,000
Trademarks	13,748	13,748

	$25,740,502	$23,424,188

In connection with the Buy-out Transaction on February 1, 2005 and the MIM US acquisition on December 16, 2005, customer relationships and tradename intangible assets were identified and recorded in the purchase price allocation (see Note 2).

Amortization expense was $5,341,687, $3,200,725, $10,832, and $117,917, for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, respectively. Accumulated amortization of intangible assets at December 31, 2006 and 2005 was $8,758,247 and $3,416,560, respectively.

The following table presents scheduled amortization expense for the next five years:

2007	$4,138,571
2008	4,138,571
2009	4,138,571
2010	4,138,571
2011	4,138,571

5. GOODWILL

Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested on January 1, 2007, 2006, and 2005 for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, and guideline company multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and guideline company multiples for each of the reportable units. On an annual basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first quarter.

Based on the impairment test, the Company recognized no impairment charge in 2006, 2005 and 2004.

The following table reflects changes to goodwill by reportable segment and changes to goodwill during the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004:

The following table reflects goodwill and changes to goodwill by reportable segment as follows:

	Edgen Alloy	Edgen Carbon	Consolidated
Balance at February 1, 2005	$—	$—	$—
Buy-out Transaction.	4,319,500	17,728,180	22,047,680
Acquisition of Western Flow Products, Inc	686,438	—	686,438
Acquisition of Murray International Metals, Inc.	—	14,363,647	14,363,647
Foreign currency translation adjustment.	29,004	—	29,004

Balance at December 31, 2005	5,034,942	32,091,827	37,126,769
Purchase price adjustments:
Acquisition of Western Flow Products, Inc.	451,469	—	451,469
Acquisition of Murray International Metals, Inc.	—	(4,839,447)	(4,839,447)
Foreign currency translation adjustment	(354)	—	(354)

Balance at December 31, 2006	$5,486,057	$27,252,380	$32,738,437

As a result of finalizing the purchase price allocation related to the MIM US acquisition during the third quarter 2006, goodwill was reduced by $4.8 million, and customer relationships, tradenames, and backlog were increased by $7.7 million, and deferred tax liability was increased by $3.0 million. Additionally, amortization of these intangible assets in the amount of $1.9 million was recorded for the year ended December 31, 2006 and included the full amortization of backlog during the period.

6. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following at December 31, 2006 and 2005:

	2006	2005
9 7/8% Senior Secured Notes due 2011, net of discount of $1,171,090 and $1,386,086 at December 31, 2006 and 2005, respectively	$134,828,910	$134,613,914
Revolving credit facility	—	—
Note payable to sellers of Western Flow Products, Inc. (CAD 150,000 and 300,000, respectively), interest accrues at 6%, due in July 2007	128,601	257,290
Various capital leases to a corporation; monthly payments range from $356 to $1,388; at an interest rate of 7.5% per annum, commencing July 2005 through maturity in June 2010; secured by equipment	64,588	96,944

Total	135,022,099	134,968,148
Less current portion	(145,399)	(160,984)

Long-term debt	$134,876,700	$134,807,164

Senior Secured Notes

On February 1, 2005, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2011. The proceeds from the issuance of the senior secured notes were used to retire substantially all of the Company’s long-term debt under its existing revolving credit facility and certain other notes and loans on February 1, 2005. Then on December 16, 2005, the Company issued an additional $31.0 million aggregate principal amount of senior secured notes with the proceeds funding the acquisition of MIM US (see Note 2).

Interest accrues on the senior secured notes at the stated rate semi-annually and is payable in arrears on each February 1 and August 1, beginning on August 1, 2005.

The Company may redeem some or all of the senior secured notes at any time prior to February 1, 2008 at a make-whole redemption price set forth in the terms of the senior secured notes. On or after February 1, 2008, the Company may at its option, redeem some or all of the senior secured notes at the following redemption prices, plus accrued and unpaid interest to the date of redemption:

On or after:
February 1, 2008	104.938%
February 1, 2009	102.469%
February 1, 2010	100.000%

In addition, at any time prior to February 1, 2007, the Company may redeem up to 35% of the aggregate principal amounts of the senior secured notes issued under the indenture at a price equal to 109.875% of their principal amount, plus accrued and unpaid interest, to the date of redemption with the net cash proceeds of certain equity offerings. The terms of the senior secured notes also contain certain change in control and sale of asset provisions where the holders of the senior secured notes have the right to require the Company to repurchase all or any part of the senior secured notes at an offer price in cash equal to 101% and 100%, respectively, of their principal amount, plus accrued and unpaid interest, to the date of the repurchase.

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

Any future domestic subsidiaries of the Company will be required to fully and unconditionally guarantee the senior secured notes on a joint and several basis. Neither Edgen/Murray, L.P. nor MIM UK guarantees the senior secured notes. The senior secured notes and the related guarantees are secured by a lien on substantially all of the Company’s assets and the assets of any future domestic restricted subsidiaries of the Company (other than certain excluded assets such as leasehold interests and the capital stock of any future subsidiaries), subject to certain permitted liens and other limitations. Under an intercreditor agreement, the security interest in those assets consisting of inventory, accounts receivable, lockboxes, deposit accounts, securities accounts and financial assets credited thereto, and certain related assets that secure the senior secured notes and the related guarantees, are subordinated to a lien thereon that secures our revolving credit facility. As a result of such lien subordination, the senior secured notes are effectively subordinated to our revolving credit facility to the extent of the value of such assets.

Revolving Credit Facility

In connection with the Buy-out Transaction, Edgen entered into a new $20 million senior secured revolving credit facility (the “Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC CF”), replacing its $55.5 million revolving credit agreement. The Credit Agreement is subject to certain borrowing limitations and matures on February 1, 2010. Under the Credit Agreement, interest accrues on borrowings (at the option of the Company) at either (i) the prime rate of interest announced by GMAC CF (8.25% at December 31, 2006), or (ii) a Eurodollar rate based on LIBOR plus 2.00% per annum (7.32% at December 31, 2006). The Company must also pay a monthly facility fee of 0.50% per annum on the unused portion of the maximum revolving amount. There were no borrowings under the Credit Agreement as of December 31, 2006.

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

As of December 31, 2006, we were in compliance with the covenants contained in the Senior Secured Notes and Senior Credit Facility.

Scheduled annual maturities for all outstanding credit arrangements and long-term debt for the years after December 31, 2006 are as follows:

2007	$145,399
2008	47,790
2009	—
2010	—
2011	136,000,000

Subtotal	136,193,189
Less: Discount on 9 7/8% Senior Secured Notes due 2011	(1,171,090)

Total	$135,022,099

7. REDEEMABLE AND MANDATORILY REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock - On February 1, 2005, the Company issued Series A 8 1/2% Cumulative Compounding Preferred Stock, $0.01 par value (“Series A Preferred Stock”), in connection with the Buy-out Transaction. The holders of Series A Preferred Stock were entitled to receive annual dividends when, as and if, declared. The dividends were cumulative, whether or not earned or declared, and accrued at a rate of 8.5%, compounding annually, and were payable in cash or shares of Series A Preferred Stock, at the discretion of the board of directors. Upon the occurrence of certain events, including a public offering, the sale of substantially all the assets of the Company or a change in control, and the approval of the board of directors, which is controlled by JCP, the Series A Preferred Stock could have been redeemed by the Company at a price of $1,000 per share, plus accrued and unpaid dividends. For the year ended December 31, 2006 and the period February 1, 2005 to December 31, 2005, the Company accrued dividends of $1,392,300 and $1,703,400, respectively, on the shares of outstanding Series A Preferred Stock. As of December 31, 2005, all of the outstanding shares of the Series A Preferred Stock were held by Edgen/Murray, L.P., which is controlled by JCP.

The Notes indenture restricts the payment of dividends to preferred stock holders as well as the redemption of the Series A Preferred Stock, subject to an incurrence test based on a consolidated net income threshold, and subject to the availability of certain baskets under the indenture.

On September 29, 2006, Edgen/Murray, L.P., contributed all of the outstanding shares of Series A Preferred Stock to Paid-in capital, included in the statement of shareholders’ equity (deficit). As a result, the redeemable preferred stock line item was reduced to zero, and a corresponding increase in Paid-in capital was made within shareholder’s equity.

Mandatorily Redeemable Preferred Stock - In connection with the Buy-out Transaction on February 1, 2005, all mandatorily redeemable preferred stock of Edgen was redeemed. Prior to February 1, 2005, the holders of the Series A Cumulative Redeemable Preferred Stock, $.01 par value (“Series A Redeemable Preferred Stock”), were entitled to receive cash dividends at the rate of $6.00 per annum per share. Outstanding shares of Series A Redeemable Preferred Stock were mandatorily redeemable by the Company upon the occurrence of certain events including a public offering, the sale of substantially all the assets of the Company or a change in control, at a price of $100.00 per share, plus accrued and unpaid dividends. The Preferred Stock was also subject to optional redemption at the discretion of the board of directors at a price of $100.00 per share, plus accrued and unpaid dividends.

Holders of the Series B Redeemable Preferred Stock, $.01 par value (“Series B Redeemable Preferred Stock”), with respect to rights of liquidation, winding up and dissolution, ranked junior to the Series A Redeemable Preferred Stock, but senior to all other Edgen equity securities. The holders of the Series B Redeemable Preferred Stock were not entitled to receive cash dividends. The outstanding shares of Series B Redeemable Preferred Stock were mandatorily redeemable similarly to the Series A Redeemable Preferred Stock except that the redemption price was $400 per share plus a “return” amount up to an additional $400 per share.

For the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, the Company accrued dividends of $189,949 and $2,205,864, respectively, on the shares of outstanding Series A Preferred Stock.

8. SHAREHOLDER’S EQUITY

Common Stock—The holders of Class A Common Stock $.01 per share (“Class A Common Stock”), and Class B Common Stock, $.01 per share (“Class B Common Stock”), are entitled to vote. In connection with the Buy-out Transaction, the Class B Common Stock, which was exchangeable at the option of the holder in Class A Common Stock on a one-to-one basis, was cancelled.

During 2004, the Company repurchased shares of Class A common stock under an employee repurchase agreement for the Company’s former Chief Executive Officer and agreements with other employees resulting in the repurchase of Class A common stock of $1,313,561. The repurchased share price was based on a stated per share amount (original cost), which reimbursed the shareholders for their original investment. In connection with the repurchased shares, any outstanding shareholder notes that were issued in connection with the issuance of the Class A common shares were repaid to the Company in full. The repurchased shares were accounted for as a reduction in total equity with no compensation expense being recognized in the statement of operations.

Stock Options—In December 1998, the stockholders of the Company approved a stock option plan to provide stock options as incentives and rewards for employees of the Company. Under the stock option plan, a maximum of 550,000 shares of the Company’s Class A Common Stock could be granted. In connection with the Buy-out

Transaction on February 1, 2005, the Company’s stock option plan and all outstanding stock options were cancelled and restricted stock was granted under a new incentive compensation plan.

Prior to cancellation, the terms of the stock options included an exercise price at the fair market value of the shares at the date of grant and the options vested ratably over a five year period. At December 31, 2004, 113,283 options were outstanding and unexercised.

The Company had granted these stock options to employees with an exercise price equal to the fair value of the shares at the date of grant and were accounted for in accordance with APB Opinion No. 25 (the intrinsic value method). Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

For purpose of pro forma disclosures, as required by SFAS No. 123, the estimated fair value of the options (net of expected tax benefits) would have been amortized to expense over the options’ five year vesting period. The pro forma impact for the period January 1, 2005 to January 31, 2005 and for the year ended December 31, 2004 did not have a significant impact on the Company’s results of operations or financial position.

A summary of changes in options is as follows:

	Predecessor
	Period January 1, 2005 to January 31, 2005		December 31, 2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Shares under option—beginning of period	113,283	$6.53	113,283	$6.53
Shares granted	—		—
Shares forfeited	—		—
Shares exercised	—		—
Shares under option—end of period	113,283	$6.53	113,283	$6.53

Shares exercisable—end of period	68,627		68,627

Remaining authorized shares under approved plan—end of period	386,717		386,717

The following table presents information relating to Edgen’s stock options outstanding at December 31, 2004 (share data in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average exercise price	Weighted- average remaining years	Number exercisable	Weighted- average exercise price
$2.00-$7.50	113,283	$6.53	4.95	68,627	$7.50

Non-Vested Common Units/Shares - On February 1, 2005, 281,565 shares of restricted stock were granted to certain employees of the Company, including the Chief Executive Officer, the Chief Financial Officer and the two Operating Segment Presidents under a new incentive compensation plan. Vesting of the restricted stock was based on either time or a combination of performance and time. The time-based vesting schedule was generally 20% per year over a five-year period subject to the holder’s continued employment with the Company. Restricted stock grants that used a vesting schedule that combined performance and time generally vested 10% per year over five years subject to continued employment with the Company plus an additional 10% or more per year for each year that the Company achieved certain performance goals as determined by the board of directors. Performance-based restricted stock was cumulative so if the performance goals were achieved in any year of the five-year period, all restricted stock subject to the performance criteria for that year and prior years would vest. If the performance goals were not achieved within five years of the grant date, the restricted stock subject to the performance goals would be forfeited. Upon a change in control, all restricted stock subject to time-based vesting would fully and immediately vest.

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

During 2006 and 2005, Edgen/Murray, L.P. granted approximately 56,155 and 10,000 shares of non-vested common units, respectively, with vesting terms ranging from one to five years, of which all were outstanding at December 31, 2006. There were no forfeitures as of December 31, 2006. The estimated weighted average grant date fair value of the non-vested common units as of December 31, 2006 was $6.04. The fair value price of the awards is a calculated value based on the grant date of each of the respective grants using a combination of a share-based pricing model and financial metrics from recent transactions of companies with similar characteristics of Edgen/Murray, L.P. As of December 31, 2006, there was $1,249,367 of total unrecognized compensation cost at Edgen/Murray, L.P. related to these non-vested common units to be recognized through August 2010.

Stock-based compensation expense related to the granting of the Edgen/Murray, L.P. non-vested common units to the Company’s employees is allocated to Edgen and expensed within its condensed consolidated statement of operations. For the year ended December 31, 2006 and the period February 1, 2005 to December 31, 2005, the condensed consolidated statement of operations reflects $569,299 and $291,173, respectively, of stock-based compensation expense related to non-vested common units/shares.

9. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
DEFERRED TAX ASSETS
Current deferred tax assets:
Deferred compensation	$119,166	$124,701
Inventory	1,731,772	1,239,316
Bad debt allowance	579,720	296,000
Net operating loss carryforwards	16,386	216,005
Accrued bonuses and professional fees	893,007	58,905
Other	172,966	98,674

Total current deferred tax assets	3,513,017	2,033,601
Non-current deferred tax assets:
Goodwill impairment	5,699,772	6,231,553
Net operating loss carryforwards	39,518	207,161
Other	113,861	147,398

Total non-current deferred tax assets	5,853,151	6,586,112

Total deferred tax assets	$9,366,168	$8,619,713

DEFERRED TAX LIABILITIES
Current deferred tax liabilities:
Inventory – fair value purchase price adjustment	$—	$98,374
Cash discounts earned	109,448	69,393
Other	375,263	195,668

Total current deferred tax liabilities	484,711	363,435
Non-current deferred liabilities:
Acquired customer relationships and tradenames	9,531,762	8,661,863
Depreciation	93,124	697,433
Other	69,342	2,695

Total non-current deferred tax liabilities	9,694,228	9,361,991

Total deferred tax liabilities	$10,178,939	$9,725,426

As of December 31, 2006 and 2005, deferred tax liabilities include the difference in book and tax basis related to other identifiable intangibles, customer relationships and tradenames, identified in the Buy-out Transaction (see Note 2).

As presented in the consolidated statement of cash flows, the change in deferred income taxes for the year ended December 31, 2006 includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change between the deferred income taxes estimated for 2005 and actual deferred income taxes for 2005, and $2,948,330 in acquired deferred tax liabilities related to the MIM US acquisition purchase price allocation adjustment in 2006 (see Note 5). For the period February 1, 2005 to December 31, 2005, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision and the change between the deferred income taxes estimated for 2004, $146,290 in acquired deferred tax assets and $14,401,791 in acquired deferred tax liabilities in connection with the Buy-out Transaction and the acquisition of MIM US.

Income (loss) from operations for each jurisdiction follows for the respective period:

	Successor		Predecessor
	Year Ended December 31,	Period February 1, 2005 to December 31,	Period January 1, 2005 to January 31,	Year Ended December 31,
	2006	2005	2005	2004
United States	$19,220,118	$7,735,711	$(10,156,355)	$12,998,140
Foreign	(307,138)	142,141	—	—

	$18,912,980	$7,877,852	$(10,156,355)	$12,998,140

Components of income tax expense (benefit) are as follows:

	Successor		Predecessor
	Year Ended December 31,	Period February 1, 2005 to December 31,	Period January 1, 2005 to January 31,	Year ended December 31,
	2006	2005	2005	2004
Current:
Federal	$9,267,470	$3,205,516	$(1,707,503)	$967,718
State	673,327	601,402	(306,641)	195,714
Foreign	180,691	40,031	—	—

	10,121,488	3,846,949	(2,014,144)	1,163,432
Deferred:
Federal	(3,277,121)	(998,158)	97,636	(4,374,297)
State	346,070	—	—	—
Foreign	(216,293)	—	—	—

	(3,147,344)	(998,158)	97,636	(4,374,297)
Total	$6,974,144	$2,848,791	$(1,916,508)	$(3,210,865)

For the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005 and the year ended December 31, 2004, we made payments related to income taxes totaling $11,451,549, $211,929 and

$1,327,110, respectively. No tax payments were made for the period January 1, 2005 to January 31, 2005. In 2005, the Company deferred its third and fourth quarter 2005 estimated federal tax payments as allowed by the Katrina Emergency Tax Relief Act of 2005. These estimated 2005 tax payments were paid on February 28, 2006.

The total provision for income taxes varied from the US federal statutory rate due to the following:

	Successor		Successor		Predecessor
	Year Ended		Period February 1, 2005 to		Period January 1, 2005 to		Year Ended
	December 31, 2006		December 31, 2005		January 31, 2005		December 31, 2004
Federal income tax expense (benefit) at statutory rate	$6,727,041	35%	$2,678,470	34%	$(3,453,161)	(34%)	$4,419,368	34%
State income taxes net of federal income tax benefit	951,837	5%	78,857	1%	53,160	1%	389,944	3%
Decrease in valuation allowance	—	—	—	—	—	—	(8,014,009)	(62%)
Non-deductible Buy-out Transaction expenses	—	—	—	—	1,475,178	14%	—	—
Non-deductible expenses and other	(704,734)	(3%)	91,464	1%	8,315	—	(6,168)	—

Total provision for income taxes	$6,974,144	37%	$2,848,791	36%	$(1,916,508)	(19%)	$(3,210,865)	(25%)

As of December 31, 2006, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

As of December 31, 2002, a valuation allowance was recorded against the deferred tax asset because management believed that the deferred tax assets related to the goodwill impairment would not more than likely be realized in full through future operating results and the reversal of taxable timing differences. Based on operating results for fiscal 2004 and projected operating results for fiscal 2005 and 2006, management believed that a valuation allowance was no longer required, and the valuation allowance was reversed as of December 31, 2004. This resulted in an increase in the deferred tax asset as of December 31, 2004 and a corresponding decrease in income tax expense for the year then ended of $7.1 million.

For state income tax purposes, the Company has net operating loss carryforwards (“NOLs”) of approximately $1,200,000 available to reduce future state taxable income at December 31, 2006. These NOLs expire in varying amounts beginning in 2014 through 2018.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases - Through its subsidiaries, Edgen leases various properties, warehouses, equipment and office space under operating leases with remaining terms ranging from two to twelve years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expense for all operating leases was $1,785,797, $1,384,595, $100,252, and $1,251,180 for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, respectively.

Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year for fiscal years beginning after December 31, 2006 are:

2007	$1,685,109
2008	1,435,283
2009	1,088,214
2010	990,864
2011	700,901
Thereafter	1,166,616

Total	$7,066,987

Employment Agreements - In the ordinary course of business, the Company has entered into employment contracts with certain executives and former owners; these contracts provide for minimum salary levels and incentive bonuses.

Legal Proceedings - The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2006, the Company’s ten largest customers represented approximately 28% of the Company’s sales, and no one customer accounted for more than 10%.

During the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, the Company’s ten largest customers represented approximately 26%, 22%, and 22%, respectively, of the Company’s sales, and no one customer accounted for more than 10%.

Financial instruments that would potentially subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. However, concentration of credit risk with respect to the accounts receivable is limited due to a large number of entities comprising the customer base.

The Company relies on a limited number of third parties to supply its inventory. For the year ended December 31, 2006, during the period February 1, 2005 to December 31, 2005 and the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, the Company’s ten largest vendors accounted for approximately 55%, 58%, 54%, and 55% respectively, of the Company’s purchases and the Company’s single largest vendor accounted for approximately 8%, 15%, 11% and 12%, respectively, of the Company’s purchases in these periods.

12. SEGMENT AND GEOGRAPHIC AREA INFORMATION

Edgen markets and distributes specialty steel pipe, pipe components, and structural plates and sections made of highly engineered prime carbon and alloy steel. Edgen distributes its products primarily to companies operating within the energy infrastructure markets primarily in the oil and gas production and transmission, the process/petrochemical and the power generation industries. During 2006, Edgen aggregated its operations into two reportable segments: alloy products and carbon products.

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

The following table presents the financial information for each reportable segment and selected geographic areas:

	Successor		Predecessor
	December 31, 2006	February 1, 2005 to December 31, 2005	January 1, 2005 to January 31, 2005	December 31, 2004
Sales:
Alloy Products	$114,555,787	$72,380,264	$4,214,009	$52,251,466
Carbon Products	283,126,316	190,365,673	14,730,778	155,569,095

	$397,682,103	$262,745,937	$18,944,787	$207,820,561

Operating Income (Loss):
Alloy Products	$15,620,031	$9,785,998	$959,632	$5,309,092
Carbon Products	28,017,609	17,438,588	1,980,553	21,843,928
General Corporate	(9,542,548)	(7,704,935)	(12,713,366)	(9,097,651)

	$34,095,092	$19,519,651	$(9,773,181)	$18,055,369

Capital Expenditures:
Alloy Products	$859,980	$669,583	$—	$213,040
Carbon Products	120,971	260,441	4,079	456,360
General Corporate	649,765	384,988	—	442,357

	$1,630,716	$1,315,012	$4,079	$1,111,757

Depreciation and Amortization:
Alloy Products	$1,448,236	$1,360,440	$14,935	$177,347
Carbon Products	5,146,230	3,017,197	80,338	959,832
General Corporate	1,045,211	1,088,487	105,371	1,262,390

	$7,639,677	$5,466,124	$200,644	$2,399,569

	Successor		Predecessor
	As of
	December 31, 2006	December 31, 2005	December 31, 2004
Total Assets:
Alloy Products	$64,576,217	$50,020,283	$26,324,510
Carbon Products	171,913,818	161,767,216	79,177,069
General Corporate	12,003,057	12,247,759	13,360,569

	$248,493,092	$224,035,258	$118,862,148

Plant, Property, and Equipment:
Alloy Products	$1,651,740	$1,154,304	$745,826
Carbon Products	7,456,274	8,120,812	6,975,430
General Corporate	1,334,146	1,983,587	2,701,521

	$10,442,160	$11,258,703	$10,422,777

	Successor		Predecessor
	As of
	December 31, 2006	December 31, 2005	December 31, 2004
Goodwill and other intangible assets:
Alloy Products	$11,762,508	$12,427,680	$400,000
Carbon Products	46,702,683	48,109,529	6,104,345
General Corporate	13,748	13,748	13,748

	$58,478,939	$60,550,957	$6,518,093

The Company’s sales to external customers and total assets are attributed to the following countries based upon the Company’s selling location:

	Successor		Predecessor
	December 31, 2006	February 1, 2005 to December 31, 2005	January 1, 2005 to January 31, 2005	December 31, 2004
Sales:
United States	$383,536,962	$260,297,708	$18,944,787	$207,820,561
Canada	14,145,141	2,448,229	—	—

	$397,682,103	$262,745,937	$18,944,787	$207,820,561

	Successor		Predecessor
	As of
	December 31, 2006	December 31, 2005	December 31, 2004
Total Assets:
United States	$237,972,521	$219,921,568	$118,862,148
Canada	10,520,571	4,113,690	—

	$248,493,092	$224,035,258	$118,862,148

Plant, Property, and Equipment:
United States	$10,052,805	$10,803,987	$10,422,777
Canada	389,355	454,716	—

	$10,442,160	$11,258,703	$10,422,777

Goodwill and other intangible assets:
United States	$57,312,382	$59,835,515	$6,518,093
Canada	1,166,557	715,442	—

	$58,478,939	$60,550,957	$6,518,093

On December 31, 2006, the Company changed its name to Edgen Murray Corporation and merged its U.S. subsidiaries into Edgen Murray Corporation. The Company’s Canadian subsidiary, Edgen Canada Inc., changed its name to Edgen Murray Canada Inc. In connection with the merger, the Company’s parent company, Edgen/Murray, L.P. began managing the Company as its Americas segment with one operating segment president. Edgen/Murray, L.P.’s other operating segments include the United Kingdom (Europe/West Africa), Singapore (Asia/Pacific) and United Arab Emirates (Middle East). As a result, the Company intends to present financial information under one operating segment in 2007, the first period for which the Company will be managed as the Americas operating segment of Edgen Murray, L.P.

13. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Currency Exchange Rate Risk - In our business, we may enter into purchase and sales commitments that are denominated in a foreign currency (primarily the Euro). Our practices include entering into foreign currency forward exchange contracts to minimize foreign currency exposure related to forecasted purchases and sales of certain inventories. As of December 31, 2006, we had one contract related to a purchase of inventory that matures in May 2007 to purchase a notional amount of $6.3 million of foreign currency.

As of December 31, 2006, the fair value of these foreign currency forward exchange contracts of $0.1 million was recorded as an asset on the consolidated balance sheet. For the year ended December 31, 2006, we recognized a gain of $0.5 million in gains (losses) on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

As of December 31, 2005, we had 13 contracts related to purchases of inventory, that matured in varying increments through August 2006, to purchase an aggregate notional amount of $20.8 million of foreign currency. We also had three contracts related to the sale of inventory that matured in varying increments through August 2006, to receive an aggregate notional amount of $2.1 million of foreign currency. As of December 31, 2005, the fair value of these foreign currency forward exchange contracts of $0.4 million was recorded as a liability on the consolidated balance sheet. For the combined twelve months ended December 31, 2005, we recognized ($0.4 million) in losses on foreign currency forward exchange contracts reflected in other income (expense) on the statement of operations.

Credit risk - The Company’s credit risk on liquid resources and derivative financial instruments is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. The Company has no significant concentration of credit risk with a specific counterparty because exposure is spread over a number of counterparties.

Fair values - Shown below is a comparison by category of the book values and the estimated fair value of the Company’s financial assets and financial liabilities, and the associated derivative financial instruments described above. The fair value amounts shown are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instruments.

The comparison of carrying value and fair value of the Company’s financial instruments at December 31, 2006 and 2005 is presented below (in thousands):

	December 31, 2006		December 31, 2005
	Carrying value	Fair value	Carrying value	Fair value
Edgen Senior Secured Notes	$134,829	$138,720	$134,614	$132,000
Cash at bank and in hand	2,303	2,303	18,014	18,014
Accounts receivable	47,323	47,323	41,862	41,862
Accounts payable	51,307	51,307	41,213	41,213
Derivative financial instruments held:
Foreign currency forward contracts	$149	$149	$(13)	$(13)

The fair value of the Edgen Senior Secured Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the balance sheet.

The fair value of cash at bank and in hand, accounts receivable and accounts payable approximates its carrying value due to the short-term maturity of these instruments.

The fair value of derivative instruments is based on the estimated amount the Company would receive or pay if the transaction was terminated, taking into consideration prevailing exchange rates. The foreign currency forward contracts fair value includes the value of contracts used as hedges of future sales or purchases. The Company believes that the carrying amount of other financial assets and liabilities approximates their fair values.

14. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan for all employees who have met the eligibility requirements to participate. Under the plan, employees may contribute up to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Company matches 50% of up to 6% of the employees’ contributions. The plan provides that employees’ contributions will be 100% vested at all times and that the Company’s contributions vest over a five year period. Effective December 16, 2005, the Company began sponsoring a 401(k) profit-sharing plan for its subsidiary, MIM US, which covers eligible employees at least 21 years of age who have completed at least three months of service. The plan allows for employee contributions through salary deductions up to 19% of total compensation, subject to the statutory limits. Employer matching contributions can be made at the discretion of the Company. The Company contributed $349,261, $251,629, $16,694, and $250,937 to these plans for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, the period January 1, 2005 to January 31, 2005, and the year ended December 31, 2004, respectively.

15. RELATED PARTY TRANSACTIONS

In connection with the Buy-out Transaction and pursuant to a transaction fee agreement with the Company’s board of directors and certain members of management including Edward J. DiPaolo, John B. Elstrott, Edgar Hotard, Daniel J. O’Leary, and David L. Laxton, the Company paid a transaction fee in an amount equal to 2% of the aggregate purchase price of approximately $124.0 million, or $2,480,000, which was allocated among Messrs. DiPaolo, Elstrott, Hotard, O’Leary and Laxton. At the same time, pursuant to value bonus compensation awards approved by our board of directors, certain members of management became eligible for value bonuses in an aggregate amount of $3,000,000, which bonuses were distributed to our named executive officers and other members of management. Furthermore, our board of directors approved an additional senior management bonus equal to 20% of the net proceeds from the sale of Edgen Corporation in excess of $64.0 million. The amount of this bonus was approximately $1.5 million in the aggregate, and was distributed among the senior management by the mutual agreement of Mr. Kleinman, a Harvest Partners’ board member, and Mr. O’Leary.

Prior to the consummation of the Buy-out Transaction, Harvest Partners and its affiliates owned approximately 63% of our outstanding preferred stock and approximately 70% of our outstanding Class A common stock. In addition, Harvest Partners and its affiliates held $5.0 million principal amount of our then existing subordinated notes. Pursuant to an amended and restated management agreement between Harvest Partners and us, the Company paid Harvest Partners a quarterly management fee and reimbursed Harvest Partners for reasonable expenses. Management fees paid for the period January 1, 2005 to January 31, 2005 and the year ended December 31, 2004 were $123,900, and $495,600, respectively. Upon the consummation of the Buy-out Transaction, we paid Harvest Partners a transaction fee in an amount equal to 0.826 times 2% of the aggregate purchase price of $124.0 million, or $2,048,480, at which time the management agreement was terminated. This transaction fee was expensed in selling, general and administrative expenses within the statement of operations for the period January 1, 2005 to January 31, 2005. Effective February 1, 2005, Harvest Partners no longer holds any of the Company’s equity or debt securities.

Prior to the consummation of the Buy-out Transaction, Stonehenge Capital owned approximately 17% of our outstanding preferred stock and approximately 20% of our Class A common stock. Pursuant to an amended and restated management agreement between Stonehenge Capital and us, the Company paid Stonehenge Capital a quarterly management fee and reimbursed Stonehenge Capital for reasonable expenses. Management fees paid to Stonehenge for the period January 1, 2005 to January 31, 2005 and the year ended December 31, 2004, were $26,100 and $104,000, respectively. Upon the consummation of the Buy-out Transaction, the Company paid Stonehenge Capital a transaction fee in an amount equal to 0.174 times 2% of the aggregate purchase price of approximately $124.0 million, or $431,520, at which time the management agreement was terminated. This transaction fee was expensed in selling, general and administrative expenses within the statement of operations for the period January 1, 2005 to January 31, 2005. Effective February 1, 2005, Stonehenge Capital no longer holds any of the Company’s equity or debt securities.

On October 25, 2000, we issued four convertible term notes, in an aggregate principal amount of $15.0 million, to certain stockholders of our Company. Three convertible term notes were issued to affiliates of Harvest Partners: two notes to Harvest Partners III, L.P. in the initial principal amounts of approximately $8.7 million and approximately $2.5 million and one note to Harvest Partners III, Beteiligungsgesellschaft buergerlichen Rechts mit Haftungsbeschraenkung in the initial principal amount of approximately $1.5 million. The fourth convertible term note was issued to Bank One Equity Investors Inc. in the initial principal amount of approximately $2.2 million. In connection with the consummation of the Buy-out Transaction, the Company repaid the remaining principal and interest obligations of approximately $2.8 million in the aggregate as of December 31, 2004, and these convertible term notes were terminated.

With the acquisition of MIM US by the Company and the acquisition of MIM UK by Pipe Acquisition Limited, an affiliate of the Company, on December 16, 2005, certain related party transactions commenced. During the year ended December 31, 2006, the Company allocated $0.9 million of selling, general and administrative expenses to MIM UK related to executive payroll and related benefits including stock-based compensation, travel and other administrative expenses.

Purchases from MIM UK and its subsidiaries were $2,785,632 for the year ended December 31, 2006. Sales to MIM UK and its subsidiaries were $1,037,580 for the year ended December 31, 2006. As of December 31, 2006 and 2005, amounts due to MIM UK were $1,442,205 and $218,094, respectively. As of December 31, 2006 and 2005, amounts due from MIM UK were $468,911 and $19,483, respectively.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth unaudited financial information for each of the quarters in fiscal 2006 and 2005, including the periods February 1, 2005 to March 31, 2005 and January 1, 2005 to January 31, 2005:

	Successor								Predecessor
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	Period February 1, 2005 to March 31, 2005	Period January 1, 2005 to January 31, 2005
Sales	$104,223	$105,594	$98,159	$89,706	$66,745	$75,712	$74,394	$45,895	$18,945
Cost of sales (exclusive of depreciation and amortization as shown below)	82,261	84,298	79,461	72,805	54,070	61,766	57,828	35,799	14,153
Selling, general and administrative expenses	9,600	10,246	8,847	8,429	7,716	7,546	8,075	4,960	14,364
Depreciation and amortization	1,861	3,081	1,511	1,187	3,777	603	609	477	201

Operating expenses	93,722	97,625	89,819	82,421	65,563	69,915	66,512	41,236	28,718
Income (loss) from Operations	10,501	7,969	8,340	7,285	1,182	5,797	7,882	4,659	(9,773)
Other income (expense)	127	188	(265)	450	(454)	70	68	7	(50)
Interest expense	(4,151)	(3,958)	(3,837)	(3,736)	(3,212)	(3,164)	(3,023)	(1,935)	(333)

Income (loss) from operations before income tax expense	6,477	4,199	4,238	3,999	(2,484)	2,703	4,927	2,731	(10,156)
Income tax expense (benefit)	2,022	1,594	1,633	1,725	(963)	1,063	1,738	1,010	(1,916)

Net income (loss)	$4,455	$2,605	$2,605	$2,274	$(1,521)	$1,640	$3,189	$1,721	$(8,240)

The period January 1, 2005 to January 31, 2005 reflects $12.0 million in Buy-out Transaction related expense included in selling, general and administrative expenses related to the acquisition of Edgen by JCP. Operations for the fourth quarter of 2005 reflect the impact of the MIM US acquisition on December 16, 2005 (see Note 2).

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

The following presents the condensed consolidating financial information with respect to our financial position as of December 31, 2006 and 2005, and our cash flows for the year ended December 31, 2006, the period February 1, 2005 to December 31, 2005, and the period January 1, 2005 to January 31, 2005. The principal eliminating entries eliminate investment in subsidiaries, intercompany balances and intercompany revenues and expenses.

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	As of December 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets	$3,269,968	$160,159,236	$8,964,659	$—	$172,393,863
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries	200,652,713	—	—	(200,652,713)	—
Property, plant and equipment, net	—	10,052,806	389,354	—	10,442,160
Goodwill and other intangibles	—	57,312,382	1,166,557	—	58,478,939
Other assets	7,008,973	169,157	—	—	7,178,130

Total Assets	$249,758,376	$227,693,581	$10,520,570	$(239,479,435)	$248,493,092

Current liabilities	$7,371,186	$59,153,918	$1,285,487	$13,281	$67,823,872
Intercompany long-term debt	70,901,834	92,751,271	8,241,830	(171,894,935)	—
Long-term debt and capital leases	134,828,909	—	47,791	—	134,876,700
Other non-current liabilities	3,880,596	—	(39,518)	—	3,841,078
Shareholder’s equity	32,775,851	75,788,392	984,980	(67,597,781)	41,951,442

Total Liabilities and Shareholder’s Equity	$249,758,376	$227,693,581	$10,520,570	$(239,479,435)	$248,493,092

	As of December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets	$2,244,836	$139,052,795	$2,943,532	$(538,563)	$143,702,600
Intercompany long-term receivables	38,826,722	—	—	(38,826,722)	—
Investments in subsidiaries.	182,301,610	—	—	(182,301,610)	—
Property, plant and equipment, net	—	10,803,987	454,716	—	11,258,703
Goodwill and other intangibles	—	59,835,515	715,442	—	60,550,957
Other assets	8,345,417	177,581	—	—	8,522,998

Total Assets	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

Current liabilities	$8,902,638	$47,518,222	$1,162,889	$(520,131)	$57,063,618
Intercompany long-term debt	54,354,979	67,933,640	555,743	(122,844,362)	—
Long-term debt and capital leases	134,613,915	48,055,722	1,193,250	(49,055,723)	134,807,164
Other non-current liabilities	2,764,415	11,464	—	—	2,775,879
Redeemable preferred stock	23,303,400	—	—	—	23,303,400
Shareholder’s equity	7,779,238	46,350,830	1,201,808	(49,246,679)	6,085,197

Total Liabilities, Redeemable Preferred Stock and Shareholder’s Equity	$231,718,585	$209,869,878	$4,113,690	$(221,666,895)	$224,035,258

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Successor
	For the Year Ended December 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$383,536,962	$14,145,141	$—	$397,682,103
Operating expenses	712,199	349,476,650	13,419,655	(21,493)	363,587,011

Income (loss) from operations	(712,199)	34,060,312	725,486	21,493	34,095,092
Interest expense and other income (expense)	(9,568,857)	(4,559,137)	(1,032,625)	(21,493)	(15,182,112)
Equity in earnings of subsidiaries	18,351,103	—	—	(18,351,103)	—

Income (loss) from operations before income tax expense (benefit)	8,070,047	29,501,175	(307,139)	(18,351,103)	18,912,980
Income tax expense (benefit)	(3,868,789)	10,878,533	(35,600)	—	6,974,144

Income (loss) from operations	11,938,836	18,622,642	(271,539)	(18,351,103)	11,938,836
Preferred dividend requirement	(1,392,300)	—	—	—	(1,392,300)

Net income (loss) applicable to common shareholders	$10,546,536	$18,622,642	$(271,539)	$(18,351,103)	$10,546,536

	Successor
	For the Period February 1, 2005 to December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$260,297,708	$2,448,229	$—	$262,745,937
Operating expenses	729,805	240,118,169	2,413,993	(35,681)	243,226,286

Income (loss) from operations	(729,805)	20,179,539	34,236	35,681	19,519,651
Interest expense and other income (expense)	(5,671,151)	(6,055,431)	120,464	(35,681)	(11,641,799)
Equity in earnings of subsidiaries	9,036,976	—	—	(9,036,976)	—

Income (loss) from operations before income tax expense (benefit)	2,636,020	14,124,108	154,700	(9,036,976)	7,877,852
Income tax expense (benefit)	(2,393,041)	5,201,801	40,031	—	2,848,791

Income (loss) from operations	5,029,061	8,922,307	114,669	(9,036,976)	5,029,061
Preferred dividend requirement	(1,703,400)	—	—	—	(1,703,400)

Net income (loss) applicable to common shareholders	$3,325,661	$8,922,307	$114,669	$(9,036,976)	$3,325,661

EDGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Sales	$—	$18,944,787	$—	$—	$18,944,787
Operating expenses	11,998,000	16,697,129	23,503	(664)	28,717,968

Income (loss) from operations	(11,998,000)	2,247,658	(23,503)	664	(9,773,181)
Interest expense and other income (loss)	69,632	(452,142)	—	(664)	(383,174)
Equity in earnings of subsidiaries	1,116,838	—	—	(1,116,838)	—

Income (loss) from operations before income tax expense (benefit)	(10,811,530)	1,795,516	(23,503)	(1,116,838)	(10,156,355)
Income tax expense (benefit)	(2,571,683)	664,341	(9,166)	—	(1,916,508)

Income (loss) from operations	(8,239,847)	1,131,175	(14,337)	(1,116,838)	(8,239,847)
Preferred dividend requirement	(189,949)	—	—	—	(189,949)

Net income (loss) applicable to common shareholders	$(8,429,796)	$1,131,175	$(14,337)	$(1,116,838)	$(8,429,796)

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Successor
	For the Year Ended December 31, 2006
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$461,998	$(12,614,386)	$(548,021)	$—	$(12,700,409)
Net cash used in investing activities	—	(1,292,400)	(455,718)	—	(1,748,118)
Net cash (used in) provided by financing activities	(343,768)	(1,844,321)	1,176,174	—	(1,011,915)
Effects of foreign exchange rate changes on cash	—	(278,930)	28,448	—	(250,482)

Net increase (decrease) in cash and cash equivalents	118,230	(16,030,037)	200,883	—	(15,710,924)
Cash and cash equivalents—(Beginning of period)	(11,663,955)	29,517,820	159,668	—	18,013,533

Cash and cash equivalents—(End of period)	$(11,545,725)	$13,487,783	$360,551	$—	$2,302,609

EDGEN MURRAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Successor
	For the Period February 1, 2005 to December 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash (used in) provided by operating activities	$(5,944,514)	$16,320,933	$(848,950)	$—	$9,527,469
Net cash used in investing activities	(121,836,030)	(12,011,264)	(2,095,624)	—	(135,942,918)
Net cash provided by financing activities	116,116,589	25,208,151	3,104,242	—	144,428,982

Net (decrease) increase in cash and cash equivalents	(11,663,955)	29,517,820	159,668	—	18,013,533
Cash and cash equivalents—(Beginning of period)	—	—	—	—	—

Cash and cash equivalents—(End of period)	$(11,663,955)	$29,517,820	$159,668	$—	$18,013,533

	Predecessor
	For the Period January 1, 2005 to January 31, 2005
	Parent Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net cash provided by (used in) operating activities	$1,018,316	$3,284,955	$(54,446)	$—	$4,248,825
Net cash used in investing activities	—	(1,079)	—	—	(1,079)
Net cash (used in) provided by financing activities	(1,018,316)	(513,168)	54,446	—	(1,477,038)

Net increase in cash and cash equivalents	—	2,770,708	—	—	2,770,708
Cash and cash equivalents—(Beginning of period)	62,476	68,815	3,008	—	134,299

Cash and cash equivalents—(End of period)	$62,476	$2,839,523	$3,008	$—	$2,905,007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based on this evaluation, the CEO and CFO concluded that, as of the end of the period ended December 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of January 1, 2006, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to provide, and we have not provided, Management’s Annual Report on Internal Control Over Financial Reporting or the associated report of our independent registered public accounting firm in this Annual Report on Form 10-K. Management and our Audit Committee are continuing to review our internal control over financial reporting as part of our preparation for the need to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm, and complete phase-in of compliance standards under Section 404 of the Sarbanes-Oxley Act of 2002. Any deficiencies identified by this review will be reported to the Audit Committee, and we will take appropriate action to correct any deficiencies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

MANAGEMENT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Title
Daniel J. O’Leary	51	Chief Executive Officer and Director
David L. Laxton, III	57	Executive Vice President, Chief Financial Officer and Director
Robert L. Gilleland	66	Senior Vice President – Global Supply Chain and Vendor Development
Craig S. Kiefer	52	President – Americas
Nicholas Daraviras	33	Director
James L. Luikart	61	Director
Edward J. DiPaolo	53	Director

Daniel J. O’Leary, 51, Chief Executive Officer and Director, has been involved in the steel pipe and distribution industries for 28 years. Mr. O’Leary joined us in January 2003 as our Chief Operating Officer and was promoted to Chief Executive Officer in August 2003. Mr. O’Leary served as our President from August 2003 through November 2006. Mr. O’Leary was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Before joining our Company, Mr. O’Leary served as President and Chief Operating Officer of Stupp Corporation, an independent manufacturer of electric-resistance welded custom steel line pipe, from 1995 to 2002. Prior to joining Stupp Corporation, he was Executive Vice-President and Chief Operating Officer of Maverick Tube Corporation from 1989 to 1995. He has also held management and executive positions with Red Man Pipe & Supply Company and Lone Star Steel Company. Mr. O’Leary is a former Vice-Chairman of the Committee on Pipe and Tube Imports and a member of the National Association of Steel Pipe Distributors. Mr. O’Leary is a graduate of the University of Tulsa with a B.S. in Education.

David L. Laxton, III, 57, Executive Vice President, Chief Financial Officer and Director, has more than 20 years experience in industrial distribution. Mr. Laxton joined us in December 1996 as Senior Vice President and Chief Financial Officer. Mr. Laxton became Executive Vice President and Chief Financial Officer in February 2005. Mr. Laxton was appointed as a director on August 25, 2005. Prior to joining Edgen, Mr. Laxton served as Chief Financial Officer of a distributor of tube fittings, controls and filtration products. Mr. Laxton has also held consulting positions with a big four accounting firm and with an investment banking firm. Mr. Laxton is currently Vice Chairman of American Gateway Bank and is the former president of the Baton Rouge Chapter of the National Association of Purchasing Management. Mr. Laxton has recently been named to the Advisory Committee to the School of Accounting at Louisiana State University, where he received a B.A. in History and an M.S. in Accounting.

Robert L. Gilleland, 66, Senior Vice President – Global Supply Chain and Vendor Development, has more than 30 years of experience in the pipe and steel industry. Mr. Gilleland joined Edgen in 1998 as our Senior Vice President and General Manager. He was promoted to President of Alloy Products Group in September 2003 and became Senior Vice President – Global Supply Chain and Vendor Development in November 2006. Prior to joining Edgen, Mr. Gilleland was employed with LaBarge Pipe & Steel Company for 16 years. He was Executive Vice President and part owner in a leveraged buy-out of LaBarge Pipe & Steel Company in 1982. At LaBarge Pipe & Steel Company, Mr. Gilleland was responsible for inventory, purchasing and sales activities. Prior to joining LaBarge Pipe & Steel Company, Mr. Gilleland was employed with Edgcomb Metals Company, a subsidiary of Williams Companies, for 18 years. He holds a B.S. in Business Administration from Western Kentucky University.

Craig S. Kiefer, 52, President – Americas, has more than 30 years of experience in the industrial distribution market. Mr. Kiefer joined our Company in April 2002 as the President of Service Industrial Supply Co. (SISCO). He was promoted to President of Carbon Products Group in March 2003 and became our President – Americas in November 2006. Prior to joining Edgen, Mr. Kiefer was President and Chief Executive Officer of SISCO, which he formed in 1979 and which was acquired by Edgen in 2002.

Nicholas Daraviras, 33, Director. Mr. Daraviras was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Mr. Daraviras is a Managing Director of JCP. He joined JCP in 1996. Mr. Daraviras also serves as a director of The Sheridan Group in which JCP also has an interest. Mr. Daraviras graduated as a Wharton Scholar and received his B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania.

James L. Luikart, 61, Director. Mr. Luikart was appointed to our board of directors upon consummation of the Buy-out Transaction in February 2005. Mr. Luikart is Executive Vice President of JCP. Mr. Luikart joined JCP in 1995 after spending over twenty years with Citicorp, the last seven years of which were as Vice President of Citicorp Venture Capital, Ltd. Mr. Luikart also serves as a director of W&T Offshore, Inc., and Ascent Energy in which JCP also has an interest. Mr. Luikart received a B.A. in History magna cum laude from Yale University and an M.I.A. from Columbia University.

Edward J. DiPaolo, 54, Director. Mr. DiPaolo was appointed to our board of directors on August 25, 2005, and had previously served on our board of directors from 2001 until the consummation of the Buy-out Transaction on February 1, 2005. Mr. DiPaolo has over 26 years in energy services through his employment with Halliburton Energy Services where he held several positions including Group Senior Vice President Global Business Development and Senior Vice President Global Business Development. In 2002, Mr. DiPaolo retired from Halliburton Energy Services. Mr. DiPaolo currently serves as a director of Evolution Petroleum, Boots & Coots International Well Control, Inc., Innicor Subsurface Technologies Inc., and Superior Well Services, Inc. and has served as director for privately held companies. Mr. DiPaolo received a B.S. in Agricultural Engineering from West Virginia University.

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

Our audit committee is responsible for overseeing our financial reporting processes on behalf of our board of directors. Our independent registered public accounting firm reports directly to our audit committee.

Compensation Committee

Messrs. Daraviras, Luikart and DiPaolo currently perform the functions of a compensation committee in addressing salaries and incentive compensation for our executive officers and none of our officers, or employees or former officers participated in such deliberations during 2006. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Corporate Governance and Nominating Committee

We do not have a corporate governance and nominating committee.

Code of Ethics

We do not have a code of ethics within the meaning of Item 406 of Regulation S-K because we are in the process of adapting our existing code of business ethics and conduct for this purpose.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Messrs. Daraviras, Luikart and DiPaolo (for purposes of this section, the “Committee”) oversee the implementation of the Company’s executive compensation program with regard to all named executive officers and are charged with setting total compensation for all named executive officer’s including base salaries, incentive compensation and benefits at levels designed to meet the objectives of our executive compensation program. For purposes of this section, the term “named executive officers” refers to those individual executive officers named in the Summary Compensation Table and other tabular disclosure below.

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate, and retain, as needed, individuals with the skills necessary for us to achieve our business plan and increase shareholder value, to provide and reward those individuals whose contributions enhance the Company’s results, and to align executive remuneration with the interests of the stockholders. The Committee’s compensation philosophy includes (i) setting base salaries at levels comparable to its peer group to attract and retain named executive officers and (ii) aligning the performance-based compensation at levels designed to promote executive contribution to shareholder value. It is also designed to encourage our executives to focus on both the short-term and long-term performance goals of the Company and its shareholders through an annual performance-based cash bonus that focuses on short-term and long-term performance goals, and equity-based incentive compensation that focuses on long-term performance goals.

During 2006, the Company’s Committee conducted a review of the Company’s named executive officers’ compensation compared to compensation of officers from comparable private and public companies, and based on the data reviewed and on JCP’s experience with similar companies, approved salary increases for the Company’s named executive officers effective January 1, 2007. The compensation review included the review of compensation for named executive officers with similar duties and responsibilities and assisted in establishing appropriate levels of base salary, incentive compensation and other benefits. The named executive officers, who serve as directors of the board, were not involved in the decision process of determining the total compensation to named executive officers in 2007. Prior to 2006, compensation levels for the Chief Executive Officer and the Chief Financial Officer were determined in connection with their original investment. Compensation levels for other named executive officers were determined by the Chief Executive Officer based on experience and current market conditions, and then recommended to the Committee for approval.

Elements of Compensation

Our executive compensation program is comprised of the following elements, each of which is discussed in more depth in the paragraphs that follow:

•	Base Salary,

•	Annual Performance-Based Cash Bonuses,

•	Equity-Based Incentive Compensation, and

•	General Employee Benefits.

Base Salary. Base salaries of our executive officers are reviewed and analyzed on an annual basis. Increases, if any, are determined based on a combination of factors, including the executive’s experience level, job responsibility, salary levels for executives in our peer group, and the individual’s efforts in achieving business results.

2006 Base Salaries. Salaries for our named executives in 2006 were $275,000 for Mr. O’Leary, $225,000 for Mr. Laxton, $225,000 for Mr. Gilleland, and $200,000 for Mr. Kiefer and such amounts are reflected in the summary compensation table.

2007 Base Salaries. Salaries for 2007 have been established for our named executives at $425,000 for Mr. O’Leary, $325,000 for Mr. Laxton, $240,000 for Mr. Kiefer, and $240,000 for Mr. Gilleland. The salaries for Mr. O’Leary, Mr. Laxton and Mr. Gilleland were increased in 2007 to reflect expanded responsibilities and duties of establishing policies for the Company’s parent company, Edgen/Murray, L.P., and its subsidiaries, as the Chief Executive Officer, Chief Financial Officer, and Senior Vice-President of Global Supply Chain and Vendor Development, respectively. Additionally, Mr. Kiefer’s base salary was increased in 2007 to reflect his increased responsibilities and duties as the President of Edgen Murray Corporation.

Annual Performance-Based Cash Bonus. The Company maintains an Annual Employee Cash Bonus Plan for all employees (the “Cash Bonus Plan”) in order to motivate each eligible employee, including named executive officers, to achieve designated annual Company financial targets. We believe the employee bonus plan is an essential factor in attracting, motivating, and retaining qualified executives because it provides an additional earning opportunity based on the named executives’ contributions to the Company’s financial success through the achievement of minimum earnings (Earnings Before Interest, Taxes, Depreciation and Amortization or “EBITDA”) and working capital thresholds. If actual EBITDA is less than or equal to the minimum EBITDA (50% of target EBITDA), a named executive officer is not entitled to any bonus. If, however, the EBITDA is greater than the minimum EBITDA, then the named executive officer is entitled to receive a bonus in an amount equal to 2% of the officer’s annual target bonus for each 1% of EBITDA in excess of the minimum EBITDA. Named executive officers continue to earn an additional 1% of the target bonus for each 1% that actual EBITDA exceeds the target EBITDA. If the Company’s working capital threshold exceeds annual threshold targets established by the board of directors, then the named executive officer’s bonus may be reduced. The working capital threshold is calculated as the sum of accounts receivable and inventories divided by the sum of trade accounts payable and accrued expenses, expressed as a percent of consolidated sales. The target bonus may not be reduced by more than 20%.

On an annual basis, the Company’s CEO and CFO establish the minimum EBITDA and working capital thresholds based on current market conditions and potential strategic initiatives, and considers how the annual EBITDA target will contribute to the Company’s long-term performance goals. The Company’s CEO and CFO submit the projections, the minimum EBITDA target and working capital threshold for approval by the Committee, which excludes named executive officers. The Committee has discretion to adjust awards or the computation of the EBITDA target and working capital thresholds based on factors outside of the control of individual participants if considered appropriate and approved by the Committee.

In 2006, the Company’s EBITDA target, before employee bonuses, was $44.2 million, and except for Mr. O’Leary and Mr. Laxton, each named executive officer’s bonus opportunity was 100% of base salary. The Company’s 2006 EBITDA before bonuses was $45.7 million, and because the EBITDA target was exceeded, the named executive officer’s other than the Chief Executive Officer and the Chief Financial Officer, earned a bonus at a level of 103.5% of each executive’s target bonus opportunity. As a result of expanded responsibilities in connection with Edgen/Murray, L.P.’s acquisition of MIM Ltd. and its subsidiaries, Mr. O’Leary and Mr. Laxton’s cash bonus plan for 2006 was determined based on targets of $425,000 and $325,000, respectively, rather than on their base salaries for 2006. The amounts paid to each named executive officer under the Company’s cash bonus plan for 2006 is set forth in the Summary Compensation Table, under the column “Non-Equity Incentive Plan Compensation.”

All bonuses under this plan are paid on or before March 15 of the year following the year in which the bonus is earned.

Equity-Based Incentive Compensation. The Company originally established the Edgen Corporation Incentive Plan in order to align the interests of executive officers, including named executive officers, with the interests of the Company’s other shareholders, and to motivate such named executive officers to create long-term shareholder value by granting to executive officers restricted common shares. In connection with the formation of the Company’s parent company, Edgen/Murray, L.P., restricted shares of Edgen issued under the Edgen Corporation Incentive Plan were exchanged, on a value-for-value basis, for restricted common partnership units (“restricted units”) under the Edgen/Murray, L.P. Incentive Plan (for Edgen and its Subsidiaries) as described below.

The Company established the Edgen/Murray, L.P. Incentive Plan to grant restricted equity units that are designed to encourage the holder’s continued service and contribution to the value of the Company. Restricted units received in connection with the formation of Edgen/Murray, L.P., are comprised of both time and performance-based units. The time-based units vest pro rata over a five year period and the performance-based units vest based on the achievement of target Company values which are measured annually as the Edgen Per Share Equity Value. The Edgen Per Share Equity Value is defined in the Edgen/Murray, L.P. Incentive Plan as multiplying the Company’s EBITDA, as defined in the plan, for the respective year by the number 5.76, and subtracting from that amount, the sum of (a) all indebtedness for borrowed money outstanding at year end, as defined by the plan, (b) the aggregate liquidation preferences (including accrued but unpaid dividends) of all shares of any equity security of the Company, including redeemable preferred stock, in the event of liquidation, which entitles the holders of such securities to be paid before the holders of the Company’s common stock and that are outstanding at year end, offset by (c) the amount of cash and cash equivalents on the Company’s balance sheet as of year end. Certain directors, senior management and other key employees of Edgen/Murray, L.P. and its subsidiaries are entitled to receive restricted units under the Edgen/Murray, L.P. Incentive Plan. The Company, in its sole discretion, determines the number of restricted units to award to any of the named executive officers, in its sole discretion. Vesting of restricted units may be accelerated in the case of certain events, such as a change in control or an approved sale of the Company or Edgen. Such accelerated vesting is described more fully in the section below entitled “Potential Payments Upon Termination or Change in Control.”

In 2006, Edgen made additional grants under the Edgen/Murray, L.P. Incentive Plan in the amount of 11,661.8 restricted units to David L. Laxton, III and 17,492.8 restricted units to Daniel J. O’Leary. Because each executive remained employed by the Company, these restricted units vested in full on December 31, 2006. The FAS No. 123R expense to the Company in 2006 is disclosed in the “Summary Compensation Table” in the “Stock Awards” column and the number of Restricted Units is repeated in the “Grants of Plan Based Awards in 2006” table below under the “Estimated Future Payouts Under Equity Incentive Plan Awards” column.

Also in 2006, certain time-vesting and performance-vesting restricted units were vested for Messrs. O’Leary, Laxton, Gilleland and Kiefer under awards they were granted in 2005. The FAS No. 123R expense to the Company in 2006 is disclosed in the “Summary Compensation Table” in the “Stock Awards” column. The number of units which vested for each executive are as follows:

Executive	Time-Vesting Units	Performance-Vesting Units	Total Units Vested in 2006 under 2005 Awards
Daniel J. O’Leary	9,385.5	9,385.5	18,771.0
David L. Laxton, III	4,022.3	4,022.3	8,044.6
Robert L. Gilleland	2,681.6	2,681.6	5,363.2
Craig S. Kiefer	2,681.6	2,681.6	5,363.2

General Benefits.

Health and Welfare Plans. The Company has established employee benefit plans for all employees, including medical, dental, group life, disability and accidental death and dismemberment insurance, in order to provide a competitive overall benefits package to attract and retain employees at all levels. Named Executive Officers are eligible to participate in all such plans, in each case on the same basis as other employees.

401(k) Plan. The Company has established the Edgen Corporation 401(k) Plan (the “401(k) Plan”) for all eligible employees of the Company, to provide a competitive overall benefits package, and to attract and retain employees at all levels. Executive officers are eligible to participate in the 401(k) Plan on the same basis as other employees. The 401(k) Plan is tax-qualified and eligible employees may accumulate savings for retirement on a pre-tax basis. The Company makes matching contributions on behalf of employees, on a nondiscretionary basis, up to 50% of the employee’s contributions, up to a maximum of 6% of the employee’s eligible compensation. In addition, the Company may, from time to time, make discretionary profit sharing contributions, the amount of which is determined by the Company in its sole discretion. Employer contributions to the 401(k) plan, including profit sharing contributions, and employer matching contributions, vest 25% after the second year of employment, 50% after the third year of employment, 75% after the fourth year of employment and 100% after the fifth year of employment.

Perquisites. Perquisites for our named executives include auto allowances, supplemental payments, country club membership dues, life insurance premiums and tax preparation reimbursement, if applicable. These perquisites help to provide competitive total compensation packages to the named executive officers, and we believe compare favorably with other companies in the Company’s industry who have officers with similar responsibilities.

Executive Time Off. Our executive officers receive a guaranteed amount of Paid Time Off, or PTO, pursuant to employment agreements which generally provide for four weeks. Our executive officers are expected to manage personal time off in a manner that does not impact performance or achievement of goals. Under the Company PTO benefit program, upon termination, neither Company employees or named executive officers are entitled to payment of any unused portion of PTO.

Compensation Committee Report

Messrs. Daraviras, Luikart and DiPaolo perform the functions of a compensation committee for the Company and have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, Messrs. Daraviras, Luikart and DiPaolo recommended to the board of directors that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K.

Nicholas Daraviras James L. Luikart Edward J. DiPaolo

2006 Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for services in all capacities for fiscal year 2006 paid to the principal executive officer, the principal financial officer, and the next two highly compensated executive officers responsible for establishing policies during the last fiscal year.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)(4)	Total ($)
Daniel J. O’Leary Chairman, Chief Executive Officer	2006	$275,000	$60,000	$220,336	$—	$439,875	$—	$40,175	$1,035,386
David L. Laxton, III Executive Vice President and Chief Financial Officer	2006	$225,000	$40,000	$119,584	$—	$336,375	$—	$34,648	$754,770
Robert L. Gilleland Senior—Vice-President – Global Supply Chain and Vendor Development	2006	$225,000	$—	$32,770	$—	$232,875	$—	$40,405	$531,050
Craig S. Kiefer President—Edgen Murray Corporation	2006	$200,000	$—	$32,770	$—	$207,000	$—	$27,572	$467,342

(1)	Amounts represent discretionary cash bonuses to assist the executives with personal income taxes related to restricted common unit grants in February 2006 and were not tied directly to achievement of specified performance goals.

(2)	Amount represents the FAS No. 123R stock-based compensation expense recorded within the statements of operations for the year ended December 31, 2006 for all outstanding restricted units for each named executive officer.

(3)	No option awards were granted in 2006.

(4)	Represents the dollar value of any premiums paid by, or on behalf of, during 2006 with respect to term life insurance for the benefit of the named executive officer and their named beneficiaries, auto allowances, supplemental payments under employment agreements, matching contribution to the Company’s 401(k) plan and club membership allowances for all employees as follows:

Daniel O’Leary: $2,665 insurance premiums, $14,400 automobile allowance, $9,500 supplemental payment, $6,005 401(k) matching, and $7,605 club membership allowance.

David L. Laxton, III: $1,460 insurance premiums and income tax gross-up of $837, $14,400 automobile allowance, $7,500 supplemental payment, $6,051 401(k) matching, and $4,400 club membership allowance.

Robert L. Gilleland: $3,050 insurance premiums, $14,400 automobile allowance, $7,500 supplemental payment, $6,600 401(k) matching, and $8,855 club membership allowance.

Craig S. Kiefer: $3,485 insurance premiums, $12,000 automobile allowance, $7,500 supplemental payment, $4,587 401(k) matching, and no club membership allowance.

Grants of Plan Based Awards

The board of directors approved awards under our Employee Incentive Plan to the Chief Executive Officer and Chief Financial Officer in 2006. Set forth below is information regarding awards granted during 2006:

Grants of Plan Based Awards in 2006

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards (4)
		Threshold ($)(1)	Target ($)(2)	Maxi-mum ($)(3)	Threshold ($)		Target ($)	Maxi-mum ($)
Daniel J. O’Leary	2/27/06	$8,500	$425,000	No limit	$		$—	$—	17,492.8	—	$—	$105,658
David L. Laxton, III	2/27/06	$7,500	$375,000	No limit		$—	$—	$—	11,661.8	—	$—	$70,438
Robert L. Gilleland		$4,500	$225,000	No limit		$—	$—	$—	—	—	$—	$—
Craig S. Kiefer		$4,000	$200,000	No limit		$—	$—	$—	—	—	$—	$—

(1)	If actual EBITDA is less than or equal to the minimum EBITDA (50% of the target EBITDA), then the named executive officer is not entitled to any bonus. If the actual EBITDA is greater than the minimum EBITDA, the named executive officer is entitled to receive a bonus in an amount equal to 2% of the officer’s annual target bonus for each 1% of actual EBITDA in excess of the minimum EBITDA. The threshold amount included above assumes that actual EBITDA is 51% of target EBITDA.

(2)	The target is calculated as 100% of the named executive officer’s target amount for 2006, as determined by the Committee at its discretion as described in the “Annual Performance-Based Cash Bonus.”

(3)	There is no maximum amount related to the annual cash bonus plan.

(4)	Grant date fair value of stock and option awards was calculated as the number of shares of stock or units multiplied by the fair value of $6.04.

Compensation Discussion and Analysis

During 2006, the Company maintained compensation levels consistent with 2005 related to base salary, non-equity incentive compensation and perquisites for all named executive officers. The Company did issue additional awards of restricted equity units to Mr. O’Leary and Mr. Laxton in 2006 as a result of the Company’s parent company, Edgen/Murray, L.P., acquiring MIM Ltd. and its subsidiaries in December 2005. The acquisition of MIM Ltd. expanded the oversight and policy function responsibilities of both Mr. O’Leary and Mr. Laxton, particularly, with the task of integrating the businesses. As a result, the Committee believed additional compensation was supported by these expanded responsibilities. In connection with the issuance of the restricted units, a cash bonus of $60,000 and $40,000 was extended to Mr. O’Leary and Mr. Laxton, respectively, to assist with income tax requirements associated with the issuance of the new equity awards.

The Committee also modified the annual cash bonus plan for Mr. O’Leary and Mr. Laxton in 2006 to provide for fixed target amounts of $425,000 and $325,000, respectively, to be used in calculating the cash bonus, rather than using a percentage of the current year base salary. As a result, the cash bonuses paid to Mr. O’Leary and Mr. Laxton were $439,875 and $336,375, respectively, rather than $284,625 and $232,875, respectively, if their base salaries for 2006 had been used in the 2006 cash bonus plan calculation.

Each named executive officer is party to an employment agreement with the Company that provides for base salary, bonus opportunity and additional compensation. In addition, each named executive officer, who has received a grant under the Company’s incentive plan, is party to an award agreement which describes the material terms of such award. The material terms of these agreements are described below with respect to each named executive officer.

Daniel J. O’Leary

Mr. O’Leary’s employment agreement with the Company, effective January 1, 2005, entitles him to a base salary of $275,000 per year, subject to increase by the Board in its discretion. Effective January 1, 2007, Mr. O’Leary’s base salary was increased to $425,000. In addition to base salary, Mr. O’Leary is entitled to earn an annual bonus under the Cash Bonus Plan, described above, of up to 100% of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment, if necessary. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Company’s bonus plan are described in more depth above under the caption “Annual Performance-Based Cash Bonus.”

Mr. O’Leary’s employment agreement also provides for a supplemental payment of $9,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physicals, and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. O’Leary’s employment agreement provides that the Company will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. O’Leary’s beneficiaries, and an automobile allowance of $1,200 per month.

The FAS No. 123R expense reported in the Summary Compensation Table for Mr. O’Leary reflects the vesting of two restricted unit awards, one granted in 2005 and the other in 2006, as described in the Compensation Discussion and Analysis. In 2006, Mr. O’Leary was granted 17,493 restricted units which were subject to a time-vesting schedule under which all of the restricted units vested in full on December 31, 2006. In 2005, Mr. O’Leary was granted 93,855 restricted units, 50% of which were subject to a time-vesting schedule and 50% of which were subject to a performance vesting schedule, which were exchanged for Edgen/Murray, L.P. restricted units in December 2005. The performance vesting units vest as follows:

If Edgen Per Share Equity Value is at least $15.71 on 12/31/2005, then	If Edgen Per Share Equity Value is at least $22.20 on 12/31/2006, then	If Edgen Per Share Equity Value is at least $29.89 on 12/31/2007, then	If Edgen Per Share Equity Value is at least $41.27 on 12/31/2008, then	If Edgen Per Share Equity Value is at least $46.46 on 12/31/2009, then
9,385.5 vest on 2/1/2006	9,385.5 vest on 2/1/2007	9,385.5 vest on 2/1/2008	9,385.5 vest on 2/1/2009	9,385.5 vest on 2/1/2010

The time-vesting units vest as follows:

2/1/2006	2/1/2007	2/1/2008	2/1/2009	2/1/2010
9,385.5	9,385.5	9,385.5	9,385.5	9,385.5

David L. Laxton, III

Mr. Laxton’s employment agreement with the Company, effective January 1, 2005, entitles him to a base salary of $225,000 per year, subject to increase by the Board in its discretion. Effective January 1, 2007, Mr. Laxton’s base salary was increased to $325,000 per year. In addition to base salary, Mr. Laxton is entitled to earn an annual bonus under the Cash Bonus Plan of up to 100% of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment, if necessary. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Company’s bonus plan are described in more depth above under the caption “Annual Performance-Based Cash Bonus.”

Mr. Laxton’s employment agreement also provides for a supplemental payment of $7,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physicals, and an allowance of up to $1,500 per year for tax and financial preparation and planning. Finally, Mr. Laxton’s employment agreement provides that the Company will pay the premiums on a term life insurance policy valued at $1,000,000 for the benefit of Mr. Laxton’s beneficiaries, and an automobile allowance of $1,200 per month.

The FAS No. 123R expense reported in the Summary Compensation Table for Mr. Laxton reflects the vesting of two restricted unit awards, one granted in 2005 and the other in 2006, as described in the Compensation Discussion and Analysis. In 2006, Mr. Laxton was granted 11,662 restricted units which were subject to a time-vesting schedule under which all of the restricted units vested in full on December 31, 2006. In 2005, Mr. Laxton was granted 40,223 shares of Edgen, 50% of which were subject to a time-vesting schedule and 50% of which were subject to a performance vesting schedule, which were exchanged for Edgen/Murray, L.P. restricted units in December 2005. The performance vesting units vest as follows:

If Edgen Per Share Equity Value is at least $15.71 on 12/31/2005, then	If Edgen Per Share Equity Value is at least $22.20 on 12/31/2006, then	If Edgen Per Share Equity Value is at least $29.89 on 12/31/2007, then	If Edgen Per Share Equity Value is at least $41.27 on 12/31/2008, then	If Edgen Per Share Equity Value is at least $46.46 on 12/31/2009, then
4,022.3 vest on 2/1/2006	4,022.3 vest on 2/1/2007	4,022.3 vest on 2/1/2008	4,022.3 vest on 2/1/2009	4,022.3 vest on 2/1/2010

The time-vesting units vest as follows:

2/1/2006	2/1/2007	2/1/2008	2/1/2009	2/1/2010
4,022.3	4,022.3	4,022.3	4,022.3	4,022.3

Robert L. Gilleland

Mr. Gilleland’s employment agreement with the Company, effective January 1, 2004, entitles him to a base salary of $210,017 per year, subject to increase by the Board in its discretion. Effective October 1, 2005, Mr. Gilleland’s salary was increased to $225,000 per year and effective January 1, 2007, was increased to $240,000. In addition to base salary, Mr. Gilleland is entitled to earn an annual bonus under the Cash Bonus Plan of up to 100% of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment, if necessary. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Company’s bonus plan are described in more depth above under the caption “Annual Performance-Based Cash Bonus.”

In 2005, Mr. Gilleland’s employment agreement was amended to provide for a supplemental payment of $7,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physicals. Finally, Mr. Gilleland’s employment agreement provides that the Company will pay the premiums on a term life insurance policy for the benefit of Mr. Gilleland’s beneficiaries, and an automobile allowance of $1,200 per month.

The FAS No. 123R expense reported in the Summary Compensation Table for Mr. Gilleland reflects the vesting of the restricted unit award, granted in 2005, under which he was granted 26,816 shares of Edgen and later exchanged for Edgen/Murray, L.P. restricted units under the Edgen/Murray, L.P. Incentive Plan. 50% of these units are subject to a performance vesting schedule and 50% are subject to a time-vesting schedule. The performance vesting units vest as follows:

If Edgen Per Share Equity Value is at least $15.71 on 12/31/2005, then	If Edgen Per Share Equity Value is at least $22.20 on 12/31/2006, then	If Edgen Per Share Equity Value is at least $29.89 on 12/31/2007, then	If Edgen Per Share Equity Value is at least $41.27 on 12/31/2008, then	If Edgen Per Share Equity Value is at least $46.46 on 12/31/2009, then
2,681.6 vest on 2/1/2006	2,681.6 vest on 2/1/2007	2,681.6 vest on 2/1/2008	2,681.6 vest on 2/1/2009	2,681.6 vest on 2/1/2010

The time-vesting units vest as follows:

2/1/2006	2/1/2007	2/1/2008	2/1/2009	2/1/2010
2,681.6	2,681.6	2,681.6	2,681.6	2,681.6

Craig S. Kiefer

Mr. Kiefer’s employment agreement with Edgen Carbon Products Group, L.L.C., a wholly owned subsidiary of the Company, effective April 30, 2004, entitles him to a base salary of $180,000 per year, subject to increase by the Board in its discretion. Effective October 1, 2005, Mr. Kiefer’s salary was increased to $200,000 per year and effective January 1, 2007, was increased to $240,000. In addition to base salary, Mr. Kiefer is entitled to earn an annual bonus under the Cash Bonus Plan of up to 100% of his base salary based on the Company’s annual performance, but subject to a downward working capital adjustment, if necessary. The annual bonus can exceed 100% of his base salary if actual EBITDA exceeds the target EBITDA threshold. The terms of the Company’s bonus plan are described in more depth above under the caption “Annual Performance-Based Cash Bonus.”

In 2005, Mr. Kiefer’s employment agreement was amended to provide for a supplemental payment of $7,500 per year for miscellaneous expenses not directly reimbursed by the Company including, but not limited to, annual physicals. Finally, Mr. Kiefer’s employment agreement provides that the Company will pay the premiums on a term life insurance policy for the benefit of the Company, and an automobile allowance of $1,000 per month.

The FAS No. 123R expense reported in the Summary Compensation Table for Mr. Kiefer reflects the vesting of the restricted unit award, granted in 2005, under which he was granted 26,816 restricted units of Edgen and later exchanged for Edgen/Murray units under the Edgen/Murray, L.P. Incentive Plan. 50% of these units are subject to a performance vesting schedule and 50% are subject to a time-vesting schedule. The performance vesting units vest as follows:

If Edgen Per Share Equity Value is at least $15.71 on 12/31/2005, then	If Edgen Per Share Equity Value is at least $22.20 on 12/31/2006, then	If Edgen Per Share Equity Value is at least $29.89 on 12/31/2007, then	If Edgen Per Share Equity Value is at least $41.27 on 12/31/2008, then	If Edgen Per Share Equity Value is at least $46.46 on 12/31/2009, then
2,681.6 vest on 2/1/2006	2,681.6 vest on 2/1/2007	2,681.6 vest on 2/1/2008	2,681.6 vest on 2/1/2009	2,681.6 vest on 2/1/2010

The time-vesting units vest as follows:

2/1/2006	2/1/2007	2/1/2008	2/1/2009	2/1/2010
2,681.6	2,681.6	2,681.6	2,681.6	2,681.6

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Daniel J. O’Leary	—	—	—	—	—	—	—	75,088.0	$2,433,602
David L. Laxton, III	—	—	—	—	—	—	—	32,178.4	$1,042,902
Robert L. Gilleland	—	—	—	—	—	—	—	21,452.8	$695,285
Craig S. Kiefer	—	—	—	—	—	—	—	21,452.8	$695,285

(1)	The Company’s equity securities do not have a readily determinable fair market value. The market or payout value was calculated as unearned shares, units, or other rights that have not vested multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number Of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Daniel J. O’Leary	—	—	36,263.8	$1,175,310
David L. Laxton, III	—	—	19,706.4	$638,684
Robert L. Gilleland	—	—	5,363.2	$173,821
Craig S. Kiefer	—	—	5,363.2	$173,821

(1)	The Company’s equity securities do not have a readily determinable fair market value. The value realized upon vesting was calculated as the number of shares or units acquired upon vesting multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

Potential Payments Upon Termination or Change of Control

The following summaries set forth potential payments payable to our named executive officers upon termination of their employment or a change of control of the Company. The potential payments described below are estimated based on the assumption that such termination of employment or change of control occurred on December 31, 2006. Actual payments, if any, may be more or less than the amounts described below. In addition, the Company may enter into new arrangements or modify these arrangements, from time to time.

Daniel J. O’Leary

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. O’Leary’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. O’Leary’s right to any severance payments described below are conditioned upon his continued compliance with the noncompetition and nonsolicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers, and employees away from the Company and its affiliates and subsidiaries. Accordingly, if Mr. O’Leary breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. O’Leary is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro rated bonus for the year of termination. If Mr. O’Leary terminates due to death, Mr. O’Leary’s beneficiaries will be entitled to the proceeds of a life insurance policy on the life of Mr. O’Leary in the amount of $1,000,000. If Mr. O’Leary is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro rated bonus for the year of termination and continued medical and health benefits for Mr. O’Leary for a one-year period following such termination. Finally, if Mr. O’Leary’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for Mr. O’Leary for a one-year period following such termination.

If, during Mr. O’Leary’s employment with the Company, there occurs a change in control of the Company or Edgen, as defined in the Edgen/Murray, L.P. Incentive Plan, or an approved sale of the Company, as defined in the Edgen limited partnership agreement, then, subject to the right of the administrator to accelerate the vesting of all restricted units, that portion of Mr. O’Leary’s award which is subject to the time-vesting schedule and the portion that is subject to the performance vesting targets for the year of the change in control and all future years will vest in full. That portion of Mr. O’Leary’s award which is subject to performance vesting targets for years prior to the change in control that have not been attained at the time of the change in control or approved sale will be forfeited with no further compensation due to Mr. O’Leary. If such change in control occurred on December 31, 2006, then 37,542 time-vesting units would vest immediately and 37,542 performance-vesting units would vest immediately (assuming that all performance targets were attained).

Assuming Mr. O’Leary’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Supplemental Payment	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards(1)
Without Cause	$275,000	$425,000	$9,500	$12,076	$2,665	$—
Change of Control	$275,000	$425,000	$9,500	$12,076	$2,665	$2,433,472
Death	$275,000	$425,000	$9,500	—	—	$—
Disability	$275,000	$425,000	$9,500	$12,076	$2,665	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The value of accelerated equity and performance awards was calculated as the number of units outstanding as December 31, 2006 multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

David L. Laxton, III

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Laxton’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. Laxton’s right to any severance payments described below are conditioned upon his continued compliance with the noncompetition and nonsolicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers, and employees away from the Company and its affiliates and subsidiaries. Accordingly, if Mr. Laxton breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. Laxton is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro rated bonus for the year of termination. If Mr. Laxton terminates due to death, Mr. Laxton’s beneficiaries be entitled to the proceeds of a life insurance policy on the life of Mr. Laxton in the amount of $1,000,000. If Mr. Laxton is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for the greater of twelve months or the remainder of the employment term, a pro rated bonus for the year of termination and continued medical and health benefits for Mr. Laxton for a one-year period following such termination. Finally, if Mr. Laxton’s employment terminates in connection with a change in control, he is entitled to receive a lump sum payment equal to twelve months base salary, a pro-rated annual bonus for the year of termination and continued medical and health benefits for Mr. Laxton for a one-year period following such termination.

If, during Mr. Laxton’s employment with the Company, there occurs a change in control of the Company or Edgen, as defined in the Edgen/Murray, L.P. Incentive Plan, or an approved sale of the Company, as defined in the Edgen limited partnership agreement, then, subject to the right of the administrator to accelerate the vesting of all restricted units, that portion of Mr. Laxton’s award which is subject to the time-vesting schedule and the portion that is subject to the performance vesting targets for the year of the change in control and all future years will vest in full. That portion of Mr. Laxton’s award which is subject to performance vesting targets for years prior to the change in control that have not been attained at the time of the change in control or approved sale will be forfeited with no further compensation due to Mr. Laxton. If such change in control occurred on December 31, 2006, then 16,089.2 time-vesting units would vest immediately and 16,089.2 performance-vesting units would vest immediately (assuming that all performance targets were attained).

Assuming Mr. Laxton’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Supplemental Payment	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards(1)
Without Cause	$225,000	$325,000	$7,500	$8,904	$1,460	$—
Change of Control	$225,000	$325,000	$7,500	$8,904	$1,460	$1,042,902
Death	$225,000	$325,000	$7,500	—	—	$—
Disability	$225,000	$325,000	$7,500	$8,904	$1,460	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The value of accelerated equity and performance awards was calculated as the number of units outstanding as December 31, 2006 multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

Robert L. Gilleland

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Gilleland’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. Gilleland’s right to any severance payments described below are conditioned upon his continued compliance with the noncompetition and nonsolicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers, and employees away from the Company and its affiliates and subsidiaries. Accordingly, if Mr. Gilleland breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. Gilleland is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro rated bonus for the year of termination. If Mr. Gilleland terminates due to death, Mr. Gilleland’s beneficiaries will be entitled to continued payment of Mr. Gilleland’s base salary for twelve months following his death and a pro rated bonus for the year in which such termination occurs. If Mr. Gilleland is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for twelve months following termination, annual bonus for the year of termination as though Mr. Gilleland had remained employed for the duration of such year and continued medical and health benefits for Mr. Gilleland for a one-year period following such termination. Finally, if Mr. Gilleland’s employment terminates in connection with a change in control, he is entitled to continued payment of base salary for one year following such termination, a pro-rated annual bonus for the year of termination and continued medical and health benefits for Mr. Gilleland for a one-year period following such termination.

If, during Mr. Gilleland’s employment with the Company, there occurs a change in control of the Company or Edgen, as defined in the Edgen/Murray, L.P. Incentive Plan, or an approved sale of the Company, as defined in the Edgen limited partnership agreement, then, subject to the right of the administrator to accelerate the vesting of all Restricted Units, that portion of Mr. Gilleland’s award which is subject to the time-vesting schedule and the portion that is subject to the performance vesting targets for the year of the change in control and all future years will vest in full. That portion of Mr. Gilleland’s award which is subject to performance vesting targets for years prior to the change in control that have not been attained at the time of the change in control or approved sale will be forfeited with no further compensation due to Mr. Gilleland. If such change in control occurred on December 31,

2006, then 10,726.4 time-vesting units would vest immediately and 10,726.4 performance-vesting units would vest immediately (assuming that all performance targets were attained).

Assuming Mr. Gilliland’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Supplemental Payment	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards(1)
Without Cause	$225,000	$232,875	$7,500	$8,904	$3,050	$—
Change of Control	$225,000	$232,875	$7,500	$8,904	$3,050	$695,285
Death	$225,000	$232,875	$7,500	—	—	$—
Disability	$225,000	$232,875	$7,500	$8,904	$3,050	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The value of accelerated equity and performance awards was calculated as the number of units outstanding as December 31, 2006 multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

Craig S. Kiefer

In addition to the payment of accrued, but unpaid, annual bonus and base salary, if Mr. Kiefer’s employment with the Company is terminated, for certain reasons described below, he may be entitled to severance payments. Mr. Kiefer’s right to any severance payments described below are conditioned upon his continued compliance with the noncompetition and nonsolicitation provisions of his employment agreement, which prevent him from competing with the Company’s and its affiliates’ and subsidiaries’ business and from soliciting customers, suppliers, and employees away from the Company and its affiliates and subsidiaries. Accordingly, if Mr. Kiefer breaches those provisions of his employment agreement during any period in which he is entitled to severance payments, the Company is entitled to terminate further severance payments and seek to enforce the noncompetition and nonsolicitation provisions.

If Mr. Kiefer is terminated due to disability, his employment agreement provides that he will be paid his current annual salary over the twelve months following the termination date and a pro rated bonus for the year of termination. If Mr. Kiefer terminates due to death, Mr. Kiefer’s beneficiaries will be entitled to continued payment of Mr. Kiefer’s base salary for twelve months following his death and a pro rated bonus for the year in which such termination occurs. If Mr. Kiefer is terminated by the Company without cause, his employment agreement provides that he is entitled to continued payment of base salary for twelve months following termination, annual bonus for the year of termination as though Mr. Kiefer had remained employed for the duration of such year and continued medical and health benefits for Mr. Kiefer for a one-year period following such termination. Finally, if Mr. Kiefer’s employment terminates in connection with a change in control, he is entitled to continued payment of base salary for one year following such termination, a pro-rated annual bonus for the year of termination and continued medical and health benefits for Mr. Kiefer for a one-year period following such termination.

If, during Mr. Kiefer’s employment with the Company, there occurs a change in control of the Company or Edgen, as defined in the Edgen/Murray, L.P. Incentive Plan, or an approved sale of the Company, as defined in the Edgen limited partnership agreement, then, subject to the right of the administrator to accelerate the vesting of all Restricted Units, that portion of Mr. Kiefer’s award which is subject to the time-vesting schedule and the portion that is subject to the performance vesting targets for the year of the change in control and all future years will vest in full. That portion of Mr. Kiefer’s award which is subject to performance vesting targets for years prior to the change in control that have not been attained at the time of the change in control or approved sale will be forfeited with no further compensation due to Mr. Kiefer. If such change in control occurred on December 31, 2006, then 10,726.4 time-vesting units would vest immediately and 10,726.4 performance-vesting units would vest immediately (assuming that all performance targets were attained).

Assuming Mr. Kiefer’s employment was terminated under each of these circumstances on December 31, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Supplemental Payment	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards(1)
Without Cause	$200,000	$207,000	$7,500	$8,904	$3,485	$—
Change of Control	$200,000	$207,000	$7,500	$8,904	$3,485	$695,285
Death	$200,000	$207,000	$7,500	—	—	$—
Disability	$200,000	$207,000	$7,500	$8,904	$3,485	$—

(1)	The Company’s equity securities do not have a readily determinable fair market value. The value of accelerated equity and performance awards was calculated as the number of units outstanding as December 31, 2006 multiplied by the Edgen Per Share Equity Value for the year ended December 31, 2006 of $32.41.

Compensation Committee Interlock and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee. No interlocking relationships exist between any member of the board of directors or any member of the compensation committee of any other company.

Director compensation

Our policy is not to pay director compensation to directors who are also our employees. We anticipate that each outside director will enter into compensation arrangements to be determined. One of our directors, Mr. DiPaolo, receives director fees as a director of Edgen. Edgen pays Mr. DiPaolo $20,000 in director fees annually. For the year ended December 31, 2006 and the period February 1, 2005 to December 31, 2005, the Company paid Mr. DiPaolo $20,000 and $10,000, respectively, in director fees and on December 16, 2005 Edgen/Murray, L.P. granted Mr. DiPaolo restricted common partnership units with a fair value of approximately $60,400 for services rendered as a board member and audit committee member of Edgen. See “Item 13. Certain Relationships and Related Transactions.”

All of our directors are entitled to receive reimbursement of their out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006:

Director Compensation Table

Name and principal position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)(2)	Total ($)
Nicholas Daraviras Director	2006	$—	$—	$—	$—	$—	$—	$—
James L. Luikart Director	2006	$—	$—	$—	$—	$—	$—	$—
Edward J. DiPaolo Director	2006	$20,000	$12,828	$—	$—	$—	$—	$32,828

(1)	Represents the FAS No. 123R stock-based compensation expense recorded within the statements of operations for the year ended December 31, 2006 for all outstanding restricted units for Mr. DiPaolo.

(2)	No perquisities were extended to any director for the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our outstanding securities consist of approximately 2,681,564 shares of common stock as of March 29, 2007. As of September 30, 2006, 21,600 shares of Series A preferred stock were contributed to Paid-in Capital by the Company’s shareholder, Edgen/Murray, L.P.

Effective December 15, 2006, our stockholders transferred all of their equity interests in our Company to Edgen/Murray, L.P. in exchange for common and preferred partnership interests of Edgen/Murray, L.P. As a result, 100% of our outstanding common stock and preferred stock is now owned by Edgen/Murray, L.P.

The general partner of Edgen/Murray, L.P. is Edgen/Murray GP, LLC, a company wholly owned by funds managed by JCP. The limited partnership interests of Edgen/Murray, L.P. are divided into common units and preferred units. The following table sets forth certain information regarding the ownership of Edgen/Murray, L.P.’s common and preferred units as of March 30, 2007 by (i) each person or entity known to us to own more than 5% of any class of Edgen/Murray, L.P.’s partnership interests, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group. To our knowledge, each of the security holders listed below has sole voting and investment power as to the partnership interests shown unless otherwise noted and subject to community property laws where applicable.

Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Common Units(1)		Preferred Units(1)
	Number of Units	Percent	Number of Units	Percent
Principal Stockholders:
Funds managed by Jefferies Capital Partners(2)	4,207,067.82	74.5%	38,382.23	75.9%
Murray Metals Group Limited(3)	282,795.80	5.0%	6,285.02	12.4%
Named Executive Officers and Directors:
Daniel J. O’Leary(4)	197,308.57	3.5%	819.28	1.6%
David L. Laxton(4)	94,192.68	1.7%	401.05	0.8%
Robert L. Gilleland(4)	64,123.03	1.2%	352.68	0.7%
Craig S. Kiefer(4)	64,123.03	1.2%	352.68	0.7%
Nicholas Daraviras(5)	—	—	—	—
James L. Luikart(5)(6)	—	—	—	—
Edward J. DiPaolo (7)	13,653.69	0.3%	31.20	0.1%
All executive officers and directors as a group (7 persons)(8)	433,401.00	7.9%	1,956.89	3.9%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Consists of (a) 2,931,463.82 common units held by ING Furman Selz Investors III L.P., 1,037,894.15 common units held by ING Barings U.S. Leveraged Equity Plan LLC and 237,709.85 common units held by ING Barings Global Leveraged Equity Plan Ltd. and (b) 26,744.58 preferred units held by ING Furman Selz Investors III L.P., 9,468.87 preferred units held by ING Barings U.S. Leveraged Equity Plan LLC and 2,168.78 preferred units held by ING Barings Global Leveraged Equity Plan Ltd. ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. are private equity investment funds managed by JCP. Brian P. Friedman and Mr. Luikart are the managing members of the managers of these funds and may be considered the beneficial owners of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., but each of Messrs. Friedman and Luikart expressly disclaim beneficial ownership of such shares, except to the extent of each of their pecuniary interests therein. The address for each of the funds managed by Jefferies Capital Partners is 520 Madison Avenue, 12th Floor, New York, New York 10022.

(3)	The address of Murray Metals Group Limited is 9 Charlotte Square, Edinburg EH2 4DR, United Kingdom.

(4)	The address of such person is c/o Edgen Murray Corporation, 18444 Highland Road, Baton Rouge, Louisiana 70809. The number of common units includes 150,172.0 restricted units including 75,088.0 for Mr. O’Leary, 32,178.4 for Mr. Laxton, 21,452.8 for Mr. Gilleland and 21,452.8 for Mr. Kiefer.

(5)	The address of each of Mr. Daraviras and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, 12th Floor, New York, New York 10022.

(6)	Does not include 2,931,463.82 common units and 36,922 preferred units owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd. Mr. Luikart is a managing member of the manager of these funds and may be considered the beneficial owner of such shares, but he expressly disclaims such beneficial ownership of the shares owned by ING Furman Selz Investors III L.P., ING Barings U.S. Leveraged Equity Plan LLC and ING Barings Global Leveraged Equity Plan Ltd., except to the extent of his pecuniary interest therein.

(7)	The address of Mr. DiPaolo is 363 N. Sam Houston Parkway East, Suite 550, Houston, Texas 77060. 3,654 of the common units and 31.20 of the preferred units listed for Mr. DiPaolo are owned by Hickory Hills Investments, LTD, a family limited partnership of which Mr. DiPaolo is a limited partner. The number of common units includes 8,000 restricted units.

(8)	The number of common units includes 158,172.0 restricted units including 75,088.0 for Mr. O’Leary, 32,178.4 for Mr. Laxton, 21,452.8 for Mr. Gilleland, 21,452.8 for Mr. Kiefer and 8,000 for Mr. DiPaolo.

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

Equity Compensation Plan Information

Equity Compensation Plan Information

As of December 31, 2006

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	268,454
Equity compensation plans not approved by security holders(2)	—	—	—
Total	—		268,454

(1)	Includes restricted common units available for grant under the Edgen/Murray, L.P. Incentive Plan.

(2)	Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Affiliated Companies

With the acquisition of MIM US by us, and the acquisition of MIM UK by Pipe Acquisition Limited, an affiliate of the Company, on December 16, 2005, certain related party transactions commenced. During the year ended December 31, 2006, we allocated $0.9 million of selling, general and administrative expenses to MIM UK related to the compensation of Mr. O’Leary, our Chief Executive Officer, and Mr. Laxton, our Chief Financial Officer, including payroll and related benefits including stock-based compensation, travel and other administrative expenses.

In addition, purchases from MIM UK and its subsidiaries were $2.8 million for the year ended December 31, 2006. Sales to MIM UK and its subsidiaries were $1.0 million for the year ended December 31, 2006. As of December 31, 2006 and 2005, amounts due to MIM UK were $1.4 million and $0.2 million, respectively. As of December 31, 2006 and 2005, amounts due from MIM UK were $0.5 million and less than $0.1 million, respectively.

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

Director Independence

Although our securities are not listed on the New York Stock Exchange, for purposes of this Item we have adopted the definition of “independence” applicable under the listing standards of the New York Stock Exchange. Using such definition, the board of directors has determined that Mr. DiPaolo is independent. If we were listed on the New York Stock Exchange, we would be exempt from certain independence requirements with respect to our board of directors and board committees under the “controlled company” exemption.

Policy for Approval of Related Person Transactions

We do not have a formal policy for the treatment of transactions required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Our Audit Committee appointed Deloitte & Touche LLP (“Deloitte & Touche”) as our Company’s independent auditors to conduct the audit of our Company’s books and records for the fiscal year ending December 31, 2006. Deloitte & Touche has served as our independent auditors since 1996.

Principal Accounting Fees and Services

The following table sets forth the aggregate fees incurred by the Company for services performed by Deloitte & Touche:

	Fiscal 2006	Fiscal 2005
Audit Fees	$331,991	$286,990
Audit Related Fees	27,650	457,935
Tax Fees	64,125	67,968
All Other fees	—	—

Total	$423,766	$812,893

Audit Fees represent the aggregate fees billed or estimated to be billed to us for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees represent the aggregate fees billed to us or estimated to be billed to us for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005, the nature of the services consisted principally of fees for the examination of offering circulars and a registration statement on Form S-4 in connection with the offering of our senior secured notes, and for the preparation of comfort letters issued to the initial purchaser of our senior secured notes. In 2005, these services also included a closing balance sheet audit in connection with the acquisition of Western Flow and an annual audit of MIM US included in an offering circular. In 2006, the nature of the services consisted of fees for the examination of a registration statement on Form S-4 in connection with the offering of our senior secured notes and the acquisition of MIM US. During 2006, the Company’s parent company, Edgen/Murray, L.P. also incurred $624,297 in audit-related fees associated with filing its Form S-1 with the Securities and Exchange Commission on November 13, 2006. These fees have not been included in the table above.

Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. In fiscal year 2005, the services included tax advice and planning related to our operations in Canada.

All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by Deloitte & Touche, other than the services reported in the above categories.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

Our Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. All services performed by Deloitte & Touche have been or will be approved by the Audit Committee prior to performance in accordance with legal requirements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data” are filed as part of this report.

(2) Financial Statement Schedules.

The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

The following is a list of exhibits filed as part of this report. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 31, 2004, by and among Edgen Acquisition Corporation, Edgen Corporation, the stockholders of Edgen Corporation parties thereto, and Harvest Partners III, LP. (incorporated by reference to Exhibit 2.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

2.2	Agreement and Plan of Merger dated as of December 27, 2006 by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C.

3.1a	Amended and Restated Articles of Incorporation of Edgen Murray Corporation (incorporated by reference to Exhibit 3.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

3.1b	Amendment to Amended and Restated Articles of Incorporation of Edgen Murray Corporation

3.2	Amended and Restated Bylaws of Edgen Corporation (incorporated by reference to Exhibit 3.2 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC on March 31, 2006 (File No. 333-124543))

4.1	Indenture, dated as of February 1, 2005, by and between Edgen Corporation (as successor in interest to Edgen Acquisition Corporation) and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.2	Supplemental Indenture, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.3	Second Supplemental Indenture, dated as of December 16, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 99.2 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 000-1318246))

4.4	Third Supplemental Indenture, dated as of October 5, 2006, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Edgen Corporation’s Form 10-Q dated November 20, 2006 filed with the SEC on November 20, 2006 (File No. 333-124543))

4.5	Fourth Supplemental Indenture, dated as of December 31, 2006, by and between Edgen Murray Corporation and The Bank of New York, as trustee and collateral agent.

4.6	Security Agreement, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.7	Supplement to Security Agreement, dated as of December 16, 2005, by Murray International Metals, Inc. and acknowledged and accepted by The Bank of New York, as collateral agent (incorporated by reference to Exhibit 99.3 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

4.8	Form of 9 7/8% Senior Secured Notes due 2011 (Included in Exhibit 4.1)

10.1	Purchase Agreement, dated December 7, 2005, by and between Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and Jefferies & Company, Inc., as initial purchaser. (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))

10.2	Registration Rights Agreement, dated as of December 16, 2005, by and among Jefferies & Company, Inc., Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group and Murray International Metals, Inc. (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

10.3	Intercreditor Agreement, dated as of February 1, 2005, by and between GMAC Commercial Finance LLC, as agent, and The Bank of New York, as trustee, as acknowledged and agreed to by Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C. and Edgen Carbon Products Group (incorporated by reference to Exhibit 10.3 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

10.4	Amended and Restated Loan and Security Agreement, dated February 1, 2005, among Edgen Carbon Products Group and L.L.C., Edgen Alloy Products Group, L.L.C., as borrowers, Edgen Corporation and Edgen Louisiana Corporation, as guarantors, the financial institutions party thereto, as lenders, and GMAC Commercial Finance LLC, as agent for the lenders (incorporated by reference to Exhibit 10.4 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

10.5	Credit facility consent letter, dated November 30, 2005, from GMAC Commercial Finance LLC, accepted and agreed by Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C. and acknowledged and confirmed by Edgen Corporation and Edgen Louisiana Corporation (incorporated by reference to Exhibit 99.2 of Edgen Corporation’s Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))

10.6	Joinder and Amendment No. 1, dated December 16, 2005, by and among Edgen Corporation, Murray International Metals, Inc. and the other Guarantors named therein and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 99.4 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

10.7	Joinder and Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of December 28, 2006, by consent, and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 28, 2006 filed with the SEC on January 3, 2007 (File No. 333-124543))

10.8	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))*

10.9	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.6 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))*

10.10	Management Agreement, dated as of February 1, 2005, by and among FS Private Investments III LLC and Edgen Corporation (incorporated by reference to Exhibit 10.9 of Edgen Corporation’s Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))

10.11(a)	Edgen/Murray, L.P. Incentive Plan (incorporated by reference to Exhibit 10.10 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.11(b)	Amendment No. 1 to Edgen/Murray, L.P. Incentive Plan effective as of September 29, 2006 (incorporated by reference to Exhibit 10.1 of Edgen Corporation’s Form 10-Q dated November 20, 2006 filed with the SEC on November 20, 2006 (File No. 333-124543))*

10.12

Employment Agreement, dated as of January 1, 2004, by and among Robert L. Gilleland, Edgen Alloy Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.11 of Edgen Corporation’s

Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.13	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.12 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.14	Transaction Fee Agreement, dated as of October 20, 2004, by and among Edgen Corporation, Jed DiPaolo, John B. Elstrott, Edgar Hotard, Dan O’Leary, and David L. Laxton III (incorporated by reference to Exhibit 10.13 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

21.1	Subsidiaries of Edgen Murray Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Daniel J. O’Leary, Chief Executive Officer of Edgen Murray Corporation

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Murray Corporation

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN MURRAY CORPORATION

Date: March 30, 2007	By:	/s/ DANIEL J. O’LEARY
Daniel J. O’Leary
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J. O’Leary Daniel J. O’Leary	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ David L. Laxton, III David L. Laxton, III	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer and Accounting Officer)	March 30, 2007

/s/ Nicholas Daraviras Nicholas Daraviras	Director	March 30, 2007

/s/ James L. Luikart James L. Luikart	Director	March 30, 2007

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director	March 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of December 31, 2004, by and among Edgen Acquisition Corporation, Edgen Corporation, the stockholders of Edgen Corporation parties thereto, and Harvest Partners III, LP. (incorporated by reference to Exhibit 2.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

2.2	Agreement and Plan of Merger dated as of December 27, 2006 by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C.

3.1a	Amended and Restated Articles of Incorporation of Edgen Murray Corporation (incorporated by reference to Exhibit 3.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

3.1b	Amendment to Amended and Restated Articles of Incorporation of Edgen Murray Corporation

3.2	Amended and Restated Bylaws of Edgen Corporation (incorporated by reference to Exhibit 3.2 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC on March 31, 2006 (File No. 333-124543))

4.1	Indenture, dated as of February 1, 2005, by and between Edgen Corporation (as successor in interest to Edgen Acquisition Corporation) and The Bank of New York, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.2	Supplemental Indenture, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.3	Second Supplemental Indenture, dated as of December 16, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 99.2 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 000-1318246))

4.4	Third Supplemental Indenture, dated as of October 5, 2006, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Edgen Corporation’s Form 10-Q dated November 20, 2006 filed with the SEC on November 20, 2006 (File No. 333-124543))

4.5	Fourth Supplemental Indenture, dated as of December 31, 2006, by and between Edgen Murray Corporation and The Bank of New York, as trustee and collateral agent.

4.6	Security Agreement, dated as of February 1, 2005, by and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

4.7	Supplement to Security Agreement, dated as of December 16, 2005, by Murray International Metals, Inc. and acknowledged and accepted by The Bank of New York, as collateral agent (incorporated by reference to Exhibit 99.3 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

4.8	Form of 9 7/8% Senior Secured Notes due 2011 (Included in Exhibit 4.1)

10.1	Purchase Agreement, dated December 7, 2005, by and between Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C., Murray International Metals, Inc. and Jefferies & Company, Inc., as initial purchaser. (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))

10.2	Registration Rights Agreement, dated as of December 16, 2005, by and among Jefferies & Company, Inc., Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group and Murray International Metals, Inc. (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

10.3	Intercreditor Agreement, dated as of February 1, 2005, by and between GMAC Commercial Finance LLC, as agent, and The Bank of New York, as trustee, as acknowledged and agreed to by Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C. and Edgen Carbon Products Group (incorporated by reference to Exhibit 10.3 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

10.4	Amended and Restated Loan and Security Agreement, dated February 1, 2005, among Edgen Carbon Products Group and L.L.C., Edgen Alloy Products Group, L.L.C., as borrowers, Edgen Corporation and Edgen Louisiana Corporation, as guarantors, the financial institutions party thereto, as lenders, and GMAC Commercial Finance LLC, as agent for the lenders (incorporated by reference to Exhibit 10.4 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))

10.5	Credit facility consent letter, dated November 30, 2005, from GMAC Commercial Finance LLC, accepted and agreed by Edgen Carbon Products Group, L.L.C. and Edgen Alloy Products Group, L.L.C. and acknowledged and confirmed by Edgen Corporation and Edgen Louisiana Corporation (incorporated by reference to Exhibit 99.2 of Edgen Corporation’s Form 8-K dated December 1, 2005 filed with the SEC on December 1, 2005 (File No. 333-124543))

10.6	Joinder and Amendment No. 1, dated December 16, 2005, by and among Edgen Corporation, Murray International Metals, Inc. and the other Guarantors named therein and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 99.4 of Edgen Corporation’s Form 8-K dated December 21, 2005 filed with the SEC on December 21, 2005 (File No. 333-124543))

10.7	Joinder and Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of December 28, 2006, by consent, and among Edgen Corporation, Edgen Louisiana Corporation, Edgen Alloy Products Group, L.L.C., Edgen Carbon Products Group, L.L.C. and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 99.1 of Edgen Corporation’s Form 8-K dated December 28, 2006 filed with the SEC on January 3, 2007 (File No. 333-124543))

10.8	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between Daniel J. O’Leary, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.5 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))*

10.9	Amended and Restated Employment Agreement, dated as of January 1, 2005, by and between David L. Laxton, III, Edgen Louisiana Corporation and Edgen Corporation (incorporated by reference to Exhibit 10.6 of Edgen Corporation’s Form S-4 dated May 2, 2005 filed with the SEC on May 2, 2005 (File No. 333-124543))*

10.10	Management Agreement, dated as of February 1, 2005, by and among FS Private Investments III LLC and Edgen Corporation (incorporated by reference to Exhibit 10.9 of Edgen Corporation’s Form S-4 dated June 14, 2005 filed with the SEC on June 14, 2005 (File No. 333-124543))

10.11(a)	Edgen/Murray, L.P. Incentive Plan (incorporated by reference to Exhibit 10.10 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.11(b)	Amendment No. 1 to Edgen/Murray, L.P. Incentive Plan effective as of September 29, 2006 (incorporated by reference to Exhibit 10.1 of Edgen Corporation’s Form 10-Q dated November 20, 2006 filed with the SEC on November 20, 2006 (File No. 333-124543))*

10.12

Employment Agreement, dated as of January 1, 2004, by and among Robert L. Gilleland, Edgen Alloy Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.11 of Edgen Corporation’s

Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.13	Amended and Restated Employment Agreement, dated as of April 30, 2004, by and between Craig S. Kiefer, Edgen Carbon Products Group, L.L.C., and Edgen Corporation (incorporated by reference to Exhibit 10.12 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

10.14	Transaction Fee Agreement, dated as of October 20, 2004, by and among Edgen Corporation, Jed DiPaolo, John B. Elstrott, Edgar Hotard, Dan O’Leary, and David L. Laxton III (incorporated by reference to Exhibit 10.13 of Edgen Corporation’s Form 10-K dated March 31, 2006 filed with the SEC March 31, 2006 (File No. 333-124543))*

21.1	Subsidiaries of Edgen Murray Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Daniel J. O’Leary, Chief Executive Officer of Edgen Murray Corporation

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David L. Laxton, III, Chief Financial Officer of Edgen Murray Corporation